Form 10KSB
period 1995-06-30
SOURCE SCIENTIFIC INC
filed 1995-12-15
CIK 312835

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended June 30, 1995            Commission File Number 1-8311

                                SOURCE SCIENTIFIC, INC.
                 (Name of small business issuer in its charter)


                 California                            95-2943936
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)


                7390 Lincoln Way, Garden Grove, California 92641
               (Address of principal executive offices) (Zip Code)

                                 (714) 898-9001
                            Issuer's telephone number

           Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
               Title of each class                  which registered

                 Common Stock                     Boston Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

On December 11, 1995, the aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant, based on the closing sales price of the Common Stock on the Boston Stock Exchange on that date, was
                                  $5,328,559.00

On December 11, 1995, there were issued and outstanding 15,520,476 shares of the Common Stock and 1,555 shares of the Series C Preferred Stock of the Registrant.

                                                                         PART I

In February, 1995, Alton Group, Inc., changed its name to Source Scientific, Inc. Where the context requires, the term "Company" or "Source" refers to Source Scientific, Inc., formerly known as Alton Group, Inc., and its wholly-owned subsidiaries.

ITEM     1.   BUSINESS

     The Company designs, manufactures and markets devices and instrumentation used worldwide in hospitals and laboratories for biomedical and industrial applications. The Company's instrument systems integrate various detection technologies (photometry, fluorescence, luminescence), robotics, fluidics and custom-designed software, into complete systems or special purpose modules. As an original equipment manufacturer (OEM), the Company offers for sale its expertise in developing and manufacturing instruments to other companies for resale to end-user customers. Sales of the Company's products and services are through diagnostic systems suppliers (other instrument companies and reagent companies), distribution networks, and direct sales.

     In January, 1994, the Company acquired Source Scientific Systems, Inc., a Delaware corporation (the "Source Subsidiary") from MicroProbe Corporation ("MicroProbe") of Bothell, Washington. The Source Subsidiary has manufactured biomedical and laboratory instruments and components for a broad range of applications since 1981.

     After the Company's recapitalization in 1991, and acquisition of Velotec, Inc., in June, 1991, the Company commenced the design, manufacture and marketing of custom and proprietary electro-optic instrument products for diagnostic and optical analysis applications.

     From its inception in 1975 until 1991, the Company manufactured and marketed computer peripheral interface products under the name Wespercorp, for certain minicomputers and the Federal Aviation Administration (the "Wespercorp Business"). In November, 1992, the Company sold the Wespercorp Business to a third party, while continuing to manufacture and market the Wespercorp Business under a license agreement until May, 1994.

COMPANY PRODUCTS AND SERVICES

     The Company develops two types of products: "Source-Specified" and "Client-Specified" products. Instrument systems designed and manufactured by Source and sold under the Source label or marketed for private label, constitute the Source-Specified products. All custom instrument systems designed or manufactured for other companies under their proprietary label are designated as Client-Specified products. Much of the new technical expertise gained by the Company from Client-Specified and funded products may be transferable to future Source-Specified products.

     Many of Source's products use a common hardware platform, which can be designed into different products for a variety of applications. A significant number of the Company's design components are transferable from one product line to another, and management believes that such commonality may reduce the time required to produce new products and product-line extensions.

     The Company's products are typically used for immunoassay, a highly sensitive and specific measurement technique based on the interaction of antibodies and antigens in vitro (in glass or tube). Immunoassay is widely used to detect and monitor infectious diseases, tumors, allergies, drugs of abuse, therapeutic drugs, hormones, food pathogens, environmental contaminants and pesticides. The Company's detection products are also used with non-immunoassay methods, which measure analytes directly or through enzymatic reactions. Common examples include testing for glucose, cholesterol and liver enzymes in clinical applications; fermentation by-products in wine and beer; and microbial toxins in foodstuff. Depending on the method, the measurement is based on the detection of light absorbed or transmitted at specific wavelengths.

Current Products

     MicroChem(TM) Analyzer. A compact, low-cost photometer with software designed for immunoassay and general chemistry applications in the clinical and environmental laboratory.

     ChemStat(TM) Analyzer. A high-speed, automated photometer with a sample capacity of 95 tubes and a read rate of one sample per second. This product is suited for high-volume processing.

     E/LUMINA(TM) Luminescence Analyzer. A flexible luminometer for both "flash" and "glow" luminescence methods, this automated system reads up to 114 samples and reports final results.

     EXEC-WASH(TM) Washing System. An automated immunoassay washing system that can be quickly configured by the user to wash different solid-phase assay formats. The quick-change manifold design is unique among systems on the market.

     Protocol Designer Software System. A development tool for researchers and assay manufacturers, the program operates under Microsoft(R) Windows(TM) and serves as the master programming center for EXEC-WASH systems to create fluid handling protocols.

     FOCUS(TM) - Florescence Polarization System. Fluorescence polarization ("FP") is a technology that has dominated the clinical market for therapeutic and abuse drug level testing for many years. Management believes that research laboratories can benefit from the product's low cost and high performance.

     LamdaMeter(TM) Optical Multimeter. The LamdaMeter Optical Multimeter is a precision, multi-function optical instrument that enables the user simultaneously to measure the wavelength, intensity and bandwidth of a light source.

     Lamda LX(TM) Series Photodiode Array Detector Modules. The Lamda LX module is based on the Company's proprietary array technology, which provides broad light spectrum, fast sample rate and low noise for affordable, real-time results.

     Lamda 2000(TM) Multichannel Optical Analyzer. The Lamda 2000 Series of Multichannel Optical Analyzers offers accurate real-time detection and analysis for a wide variety of analytical methods. The Lamda 2000 Analyzer consists of an optical detector, interface board and powerful data management software.

New Products (under development)

     PlateMate (TM) Reader. The first in a series of 96-well readers for performing assays in microplate format. The first reader is a low-cost photometric reader for use in laboratories. The Company anticipates availability of this product to market in late 1996.

     FluoroStat (TM) Analyzer. A compact tube fluorometer for fluorometric assays requiring high sensitivity. Further development of the product will be achieved through partnering with a company interested in commercialization of a total system. The Company currently has no such partnering agreements for further development of the product.

Services

     Design and Manufacturing Services

     The  Company  offers  design,  development  and  manufacturing  services to companies seeking to market biomedical products manufactured under government-approved manufacturing practices. The Company's OEM services range in complexity from contract manufacturing to full system development and distribution. Source's manufacturing facility is approved by governmental agencies as an FDA/GMP facility (See Regulatory Affairs).

     After-Sales-Service

     Management believes that after-sales service is a major marketing advantage in various of the Company's market segments, since many of the Company's customers do not maintain their own full service departments. A key element in the Company providing service is Servi-Trak (TM), a proprietary software tracking program. The Company's Service department is located in the same facility as its research and development and manufacturing operations. A fully functional service center located in Giessen, Germany, is contracted by the Company to provide European service and support. Source's after-sales-service is a significant profit center for the Company.

     Technical Services

     The Company's Technical Services department develops and distributes materials and training programs for operation of its products, provides technical support to its customers, and is responsible for the opening and closing of customer complaint files for FDA purposes. The Technical Services department also provides training and updates for the Company's independent manufacturer's representatives and international distributors.

Future Product Development

     The Company believes that its current products represent technologies on which it can base its future sales and product development efforts for new and developing markets. The Company is focusing on broadening the capabilities of its existing products and continues to seek complementary technologies through acquisitions, strategic alliances and opportunities for contract manufacturing, although there can be no assurance that the Company will be successful in its endeavours for complementary technologies.

Research and Development

     Certain of the Company's research and development is funded through OEM contracts, creating certain tangential benefits in the development of Source-Specified products. For the years ended June 30, 1995, and 1994, the Company expensed $784,000 and $895,000, respectively, on research and development activities, of which $181,000 and $161,000 was borne directly by the Company's customers in the fiscal years ended June 30, 1995, and 1994, respectively.

Customers and Marketing

     The Company's products and services are offered to the medical, industrial, environmental and other technology-related businesses, which have a broad range of detection requirements for a wide variety of applications. Using similar and diverse detection schemes designed and/or manufactured by the Company, the customers can perform measurements critical to their industrial processes which have legal and regulatory restrictions or requirements. Many of the Company's existing customers manufacture reagents but lack instrument design and manufacturing capabilities.

     The Company's sales are generated via strategic alliances, OEM relationships, contract manufacturing and contract research and development. The Company has entered into manufacturing agreements with firms established in the marketing of medical-related products. Certain of such agreements include OEM manufacturing agreements with major corporations.

     The Company believes its largest potential customer base is in the clinical diagnostic market. Currently, diagnostic instruments sales are in the immunoassay and clinical chemistry segments of the market world-wide. The Company believes the current worldwide market for such systems units generates revenues of $750 million at list price, although there can be no assurance that the Company will benefit from market and revenue estimates. Potential customers for the Company's instrumentation include approximately 6,300 hospital sites, approximately 250 research sites, urgent care clinics, physician office laboratories, surgicenters, and clinical laboratories within hospitals servicing the testing needs of in-patients and out-patients.

     The Company's plan to increase present revenues includes systematic sales of existing off-the-shelf products into the biomedical, research, environmental and related markets; negotiation with corporate partners for development of commercially viable instrumentation while retaining the Company's marketing rights; development and management of appropriate additional distribution channels; and exploitation of after-sales-services and supplies. The Company is currently evaluating potential business combination transactions that management believes may accelerate market penetration and increase sales volume, although there can be no assurance the Company will be successful in its negotiations regarding any such combinations.

Competition

     The Company's OEM systems compete with off-the-shelf products from large and small instrument providers. Management believes that the Company's technology base, reputation for reliability, systems integration and service capabilities provide its resellers with a competitive advantage over competitors such as Dynatech Corp., and SLT (a division of Tecan U.S., Inc.), as well as smaller, single-product companies, such as Awareness Technology Inc. As out-sourcing of design and manufacturing becomes more prevalent, competition for contract manufacturing and research and development may increase from contract manufacturers such as Kollsman Manufacturing Company, Inc. (Massachusetts), Wilj (U.K.), Rela, Inc. (Colorado), and United Medical Manufacturing (Indianapolis).

                         Competition to the Company's Business and Comparison of Features

                                        Private    Contract    Contract   Contract   Full         Patents   WestCoast
                                          Brand       R&D       Manuf.     Service   Regulatory             Location

Source                                      X          X           X          X          X           X          X
Kollsman                                               X           X                     X
U M M                                                  X           X                                 X
Rela                                                   X           X                     X
Wilj                                                   X           X
Awareness/Hyperion                          X          X           X
Dynatech                                    X                      X                     X           X
S L T                                       X          X           X                     X           X

     Several competitors exist in each of the Company's targeted markets. However, management believes no single competitor has the market cross-over capability of the Company.

Licenses, Patents and Trade Secrets

     Proprietary  core   technologies  of  the  Company's   products   encompass
electro-optics, fluidics, robotics and methods for the characterization of substances on the basis of fluorescence and luminescence. The Company's proprietary products are frequently derivatives of OEM research, such as the EXEC-WASH automated washing system and E/LUMINA luminescence analyzer. The Company relies on trade secrets and proprietary know-how, in part by entering into confidentiality agreements with persons or parties deemed appropriate by management.

     The Company currently has seven issued U.S. patents, and one U.S. patent application on file, covering significant aspects of the Company's core technology techniques, as well as several electronic and mechanical designs employed in the Company's existing products.

Manufacturing and Supplies

     The Company manufactures all of its products at its facility in Garden Grove, California. Systems are assembled from component parts and high-level sub-assemblies in a minimum amount of time, utilizing completed surface mount boards and electronic components purchased from a number of electronic component distributors.

Regulatory Affairs

     In order to be made available for sale in the United States, biomedical products require regulatory approval by governmental agencies, primarily the United States Food and Drug Administration ("FDA"). The Company's facility is an FDA Good Manufacturing Practices ("FDA/GMP") facility, and as such the Company maintains high standards of quality in manufacturing, testing and documentation, and implements strict GMP guidelines.

     Registration of its manufacturing procedures and policies with the International Standards Organization ("ISO") provides identifiable certification that its products were manufactured in conformance with internationally-recognized quality system processes. The Company anticipates ISO 9001 certification will be achieved by May, 1996, although there can be no assurance that the Company will receive such certification, or that the Company will derive increased sales or financially benefit from such certification.

     The Company is organized to meet the FDA/GMP requirements governing reagent and instrument manufacturing. Certain of the medical devices currently under development by the Company are regulated by the FDA under the FDC Act which regulates medical devices in the United States. Medical devices in commercial distribution are classified by the FDA into one of three classes -- Class I, II or III, based on the controls necessary to reasonably ensure the safety and effectiveness of medical devices. The Company is registered as a medical device manufacturer with the FDA and CDHS and files a listing of its products semi-annually.

Employees and Consultants

     As of December 11, 1995, the Company had a total of 57 full-time employees with an average of six years of service, and two consultants. The Company is not a party to any collective bargaining agreements and believes it has a good relationship with its employees. The Company has employment agreements with seven employees whom the Company considers key to its business. Five of the agreements were renewed in July, 1995, and all agreements are for a 24-month term with exception of the 36-month agreement for the Chief Executive Officer.

ITEM 2.        PROPERTIES.

     The Company's current facility is located in Garden Grove, California. The lease for the Company's facility was renegotiated, commencing January, 1995, and expires January 31, 2002. The current rental is $26,185 per month and increases to $29,131 per month on August 1, 1997, and to $32,460 on February 1, 2000. The new lease agreement represents a current monthly savings to the Company of $3,400 through the end of the prior lease agreement. The facility is comprised of 41,645 square feet of total space that management believes will meet the Company's needs for the next 12 months. A "wet applications" laboratory and several secure areas for proprietary development of customer projects provide an efficient functional work area. The FDA/GMP designated manufacturing facility operates as a comprehensive system that employs proprietary resource allocation and tracking systems, a floor plan conducive to flexible manufacturing and an organizational structure to facilitate the transition from prototype to full production.


ITEM 3.       LEGAL PROCEEDINGS.

         On September 20, 1995,  the Company filed  litigation  entitled  Source
Scientific, Inc. et al versus Scientific Measurement Systems, Inc. et al, ("SMS") located in Colorado, Orange County Superior Court Case #751112, for breach of contract and related actions. The defendant has answered and filed a cross-complaint which the Company has answered. Cross-complainants sued for breach of contract and damages. In December, 1995, the court held an evaluation conference, and another evaluation conference is scheduled for February, 1996.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fourth quarter of fiscal 1995 to a vote of security holders of the Company.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

     The Common Stock has been traded on the Boston Stock Exchange (the "BSE") under the symbol "SSF" since March, 1995. From June, 1989, until a name change of the Company in October, 1991, the Common Stock was traded under the symbol "WP" until April, 1992, and under the symbol "AGP" until February, 1995. Prior thereto, the Common Stock was traded on the American Stock Exchange. The following table sets forth the high and low last reported sale prices for the Common Stock on the BSE, on a quarterly basis, during the last two years.


                           Fiscal Year                        High                      Low
                  1994     First Quarter                      $1.50                    $0.50
                           Second Quarter                     $1.25                    $0.75
                           Third Quarter                      $1.75                    $1.00
                           Fourth Quarter                     $1.50                    $0.75

                  1995     First Quarter                      $0.75                    $0.72
                           Second Quarter                     $0.59                    $0.34
                           Third Quarter                      $0.44                    $0.31
                           Fourth Quarter                     $0.56                    $0.31

     On December 12, 1995, the closing sale price, as reported by the BSE for the Common Stock was $0.75. The Common Stock is thinly traded: 41,200 shares were traded during the quarter ended September 30, 1995. As of December 12, 1995, the Company has approximately 860 shareholders of record.

     The Company has not declared or paid any dividends on its Common Stock since 1983. Further, no dividends are contemplated at any time in the foreseeable future. There are no current or contemplated restrictions which will limit the ability of the Company to declare and pay dividends, except with respect to the series of Preferred Stock currently issued and outstanding (See
ITEM 12. Certain Relationships and Related Transactions, 12% Convertible Subordinated Debentures), and any subsequently established series of Preferred Stock.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

     The following table shows the results of operations between the 1994 and 1995 fiscal years. The operating results for the 1994 fiscal year are those of the Company without the Source Subsidiary from July 1, 1993, to January 21,

1994, and include the operations of the Company with the Source Subsidiary from January 22, 1994, through June 30, 1994, and for the full fiscal year ending June 30, 1995. Amounts shown in the table below are in 000's.


                                              YEAR ENDED                YEAR ENDED              CHANGE FROM
                                             JUNE 30, 1994            JUNE 30, 1995        JUNE 1994 TO JUNE 1995

                                       ----------------------------------------------------------------------------
                                                      % of                      % of
                                       Amount         Sales        Amount       Sales       Amount        %
                                       ----------------------------------------------------------------------------
Net sales                             $3,875          100.0       $4,877        100.0      $1,002        0.0
Cost of goods sold                     2,591           66.9       3,199         65.6         608        -1.3
                                      ------         ------       -----         ----         ---        ----
      Gross profit                     1,284           33.1       1,678         34.4         394         1.3
                                      ------         ------       -----         ----         ---         ---

S G & A                                1,623           41.9       1,647         33.8          24        -8.1
Research and  development                734           18.9         839         17.2         105        -1.7
Lease termination                        300            7.7                                 (300)        7.7
                                      ------          -----       -----         ----       -----        ----
      Total operating expenses         2,657           68.6       2,486         51.0        (171)      -17.6
                                      ------          -----       -----         ----       -----       -----

      Operating loss                  (1,373)         -35.4        (808)       -16.6         565        18.9

Interest, net                             52            1.3         132          2.7          80         1.4
                                      ------          -----         ---          ---          --         ---
Loss from continuing operations       (1,425)         -36.8        (940)       -19.3         485        17.5

Discontinued operations
      Income (loss) from operations      (15)          -0.4           0          0.0          15         0.4
      Loss from disposal                 (66)          -1.7           0          0.0          66         1.7
                                      ------          -----         ---          ---          --         ---
      Loss before extraordinary item ($1,506)         -38.9        (940)       -19.3         566        19.6
                                       -----                        ---                      ---
Extraordinary item - gain from
   reduction of lease obligation           0            0.0        (309)        -6.3        (309)       -6.3
                                      ------                        ---                      ---
      Net loss                       ($1,506)         -38.9       ($631)       -12.9         875        25.9
                                      ------                        ---                      ---
                                      ------                        ---                      ---

Net Sales. An increase in net sales of 26% from the 1994 fiscal year to the 1995 fiscal year was primarily due to the acquisition of the Source Subsidiary in January, 1994. The Lamda sales decreased from $614,000 in the fiscal year 1994, to $140,000 in the fiscal year 1995. Management decided to minimize development costs of the Lamda product line, and to find a buyer for the product line. As of the date of this report, no definitive buyer has been identified and there can be no assurance the Company will be successful in selling the product line. Research contract sales declined by 18%. In the absence of new research and development projects during the year, the Company's research and development resources were directed to enhance the Company's current products and development of new products which can be derived from the technologies which the Company currently possesses. During the 1995 fiscal year, the Company completed the development of one product which started shipping in September, 1995. A second product under development is expected to be completed in September, 1996. At the present time, the Company has submitted 25 quotes to provide research and development, manufacturing and product service contracts to potential customers. There is no assurance such contracts will be achieved by the Company, or that in the event any such contracts are awarded, sufficient economic value will be realized to make a material difference in the Company's profitability within the current year.

Cost of Goods Sold. Cost of goods sold decreased slightly as a percentage of sales as a result of decrease in unabsorbed factory overhead resulting from increased sales volume in fiscal year 1996.

Operating Expenses. Overall operating expenses declined as a percentage of sales due to consolidation of the operations of Alton Instruments Corporation and the Source Subsidiary and as a result of management's implementation of cost reduction plan which included reduction in salary rates for all employees, reduction in the number of employees, contracts renegotiation and operating expense control. Expense reduction for fiscal year 1995 was approximately $300,000.

Inventory Obsolescence. At June 30, 1994, the allowance for inventory obsolescence was $365,000 in comparison to $205,000 at June 30, 1995. The decrease in the allowance was due to a decrease in inventories of approximately 25% at June 30, 1995 in comparison with the period for June 30, 1994. 80% of the type of materials in inventory at June 30, 1995, have historically been used to produce products under OEM contracts.

Lease  Obligation.  Subsequent to the  acquisition  of the Source  Subsidiary in
March, 1994, the Company vacated its Irvine, California premises and consolidated all operations in the Source facility (See Financing Activities During Fiscal 1995). The Company also renegotiated the lease for its facility in Garden Grove (See ITEM 2.PROPERTIES).

Discontinued Operations. The Wespercorp Business was sold in November, 1992; thereafter, in April, 1994, the Company terminated a license agreement related to the business. Therefore, the operation of the Wespercorp Business was treated as a discontinued operation for the 1994 fiscal year. In the 1994 fiscal year, the Company suffered an overall loss created by the Wespercorp Business due to the one-time write-off of inventory acquired by the Company for the Wespercorp Business, and for uncollectible accounts receivable associated with the sale of the Wespercorp Business.

Financing Activities During Fiscal 1995

     During the fiscal year ended June 30, 1995, the Company completed several transactions that had a material effect on the financial condition and operations of the Company. During the 1994 and 1995 fiscal years, the Company operated at a loss within very tight cash-flow constraints. In the 1994 fiscal year, the Company completed a private financing which resulted in net proceeds of $2,090,000, including the conversion into Common Stock of all of a $230,000 bridge loan and $540,000 of a $634,000 bridge loan. In the 1995 fiscal year, the Company sold debentures totaling $414,712.40 which were converted into Common Stock or used to exercise warrants also held by the debenture holders. Four of seven debentures previously sold in 1993, in the aggregate amount of $80,000, plus accrued interest, were also converted into Common Stock or used to exercise warrants.

     During the third and fourth quarters of the fiscal year ended June 30, 1995 and the quarter ended September 30, 1995, holders of 4,216,999 A Warrants issued by the Company in the 1994 private financing, exercised their warrants pursuant to a temporary reduction of the exercise price. In addition to proceeds received from the sale of debentures, which proceeds were used to exercise warrants, the Company received an additional $214,360.10 from the exercise of A Warrants.

      The acquisition of the Source Subsidiary from MicroProbe was completed on January 21, 1994, and, in conjunction with the acquisition, the Company signed the MicroProbe Supply Agreement to supply Affirm(R) products to MicroProbe on a continuing basis. In May, 1994, MicroProbe canceled the MicroProbe Supply Agreement. Subsequent negotiations with the Company resulted in the cancellation, in November, 1994, of the Company's purchase note payable to MicroProbe in the amount of $950,000 and cancellation of 100,000 MicroProbe warrants, as well as a reduction of royalty payments

     The Company vacated its facility in Irvine in February, 1994, and negotiated with the landlord of the Irvine facility to eliminate its four-year, lease obligation. In consideration of the termination of the lease and all obligations thereunder, the Company paid its former landlord $100,000 upon execution of the agreement in November, 1994, surrendered a claim to approximately $20,000 of deposit and offsets, and paid an additional $80,000 plus interest in periodic payments. Accordingly, the Company recorded an extraordinary gain of $309,000 to give effect to the revised terms.

Liquidity and Capital Resources and Plan of Operation

         The Company continues to suffer a liquidity problem. As of the date of this annual report, the backlog of firm orders is growing; however, the Company's limited available funds constrain procurement of components and shipment of product. Management has taken actions to reduce its Sales, Marketing, and General and Administrative costs; monthly expenses in this category are running materially less than historical expenses. In addition, management continues to address the Company's liquidity issue by: (i) restructuring trade debt; (ii) offering discounts in exchange for progress payments; and (iii) seeking equity capital.

         The  Company is  attempting  to  increase  sales  through  new  product
introduction,   focused   advertising  and  an  attempt  to  increase   contract
manufacturing and after-sales service.

         During the 1994 fiscal year, the Company completed the sale of Common Stock through a private placement that increased shareholders' equity by $2,090,000. Approximately $1,500,000 of the proceeds of the financing was used to acquire the Source Subsidiary, approximately $104,000 was used for related expenses and the balance was applied to the Company's working capital. In conjunction with the acquisition of Source Subsidiary, the Company entered into the Revolving Loan Facility (defined below), which expires December 31, 1995.

          In June, 1995, the Company entered into a non-binding letter of intent with LifeStream Technologies, Inc. ("Lifestream") pursuant to which the Company would be granted certain production rights in professional and homecare markets for Lifestream Diagnostic's product line. In addition, the Company may acquire 20% of Lifestream, for an amount and type of consideration to be negotiated. The parties are currently engaged in due diligence procedings and there can be no assurance that any transaction between the Company and Lifestream will be closed.

         In January, 1994, the Company entered into a revolving loan facility (the "Revolving Loan Facility") with Silicon Valley Bank (the "Bank"), pursuant to which the Company assumed $360,000 of a formerly joint MicroProbe/Source revolving loan obligation to the Bank. As security for its obligation to the Bank, the Company granted to the Bank a security interest in substantially all of the Company's assets, including its accounts receivable, inventory, furniture, fixtures and equipment and general intangibles. In December, 1995, the revolving loan was repaid by the Company.

         The  Company  did  not  have  any  material   commitments  for  capital
expenditures as of the fiscal year ended June 30, 1995, or as of the date of this Annual Report.

Historical Financings

     Private Placement of Equity in January and March, 1994 - The Company privately sold approximately 525 detachable units (the "1994 Units") of its securities at a price of $6,000 per 1994 Unit. Each of the 1994 Units consisted of 12,000 shares, which collectively constituted the Unit Shares and 12,000 warrants, which collectively constituted the A Warrants. Each A Warrant entitles the holder thereof to purchase one share of Common Stock (the "A Warrants Shares") at an initial exercise price of $0.75. As of the date of this Annual Report, the exercise price thereof has been reduced to $0.45. The A Warrants' exercise period commenced February 1, 1995, and concludes March 31, 1999.

     Under certain conditions relating to the trading price of the Company's common stock, such warrants may be exchanged for shares of Common Stock at the rate of one share of Common Stock for each five A Warrants tendered, or at the exercise price thereof further reduced from time to time at the discretion of the Company's board of directors. The Company undertook to register the A Warrants Shares.

     Private Placement of Debt in September and December, 1993 - Two bridge loans for the Company in the amounts of $230,000 and $634,000, respectively were converted into $460,000 and $720,000 of 1994 Units, respectively. Accordingly, the $230,000 loan was converted into 920,000 Unit Shares and 1,320,500 A Warrants and $540,000 of the $634,000 loan was converted into 1,440,000 Unit Shares and 1,980,000 A Warrants in January, 1994. The Company repaid $94,000 of bridge loans (made in December, 1993) in January, 1994.

     Revolving Loan Facility in January, 1994 - The Company entered the Revolving Loan Facility with the Bank, pursuant to which the Company assumed $360,000 of a formerly joint MicroProbe/Source revolving loan obligation to the Bank. As security for its obligation to the Bank, the Company granted to the Bank a security interest in substantially all of the Company's assets. In addition, the Company issued to the Bank 50,000 five-year Bank Warrants, each for the purchase of one share of Common Stock (a "Bank Warrant Share"), exercisable at $0.75 per share. The Company granted the Bank "piggy-back" registration rights with respect to the Bank Warrant Shares. In December, 1995, the revolving loan was repaid by the Company.

     Acquisition of the Source Subsidiary in January, 1994 - All of the issued and outstanding capital stock of the Source Subsidiary was purchased by the Company from MicroProbe in consideration of $1,500,000, a one-year $950,000 promissory note in favor of MicroProbe (the "MicroProbe Note"), and 100,000 shares of Common Stock to holders of its warrants issued to MicroProbe Corporation (the "MicroProbe Warrants"), each for the purchase of one share of Common Stock (a "MicroProbe Warrants Share"), and a royalty payment on certain products.. Subsequent to MicroProbe's cancellation and renegotiation of a supply agreement with the Company, the promissory note, associated security agreement, and MicroProbe Warrants were canceled by MicroProbe in November, 1994. In addition, a reduction was made in the maximum royalty payments payable by the Company to MicroProbe.

     Convertible Subordinated Debentures in June, 1993 - In May and June, 1993, the Company sold seven debentures in the principal amount of $20,000 each (the "1993 Debentures") with a due date of July 1, 1995. With the issuance of the 1993 Debentures the Company issued an aggregate of 14,000 warrants, each to purchase one share of Common Stock at an exercise price of not less than $0.75 per share. Four of the 1993 Debentures, plus accrued and unpaid interest in the aggregate amount of $6,398.00, were converted into 431,980 shares of Common Stock, effective on June 30, 1995, at the rate of $0.20 per share. Accrued and unpaid interest in the aggregate amount of $14,997 was used to exercise A Warrants in June, 1995, and converted into 87,000 shares of Common Stock at the rate of $0.18 for each of the A Warrants. One of the 1993 Debentures was extended for a period of five months. At the date of this Annual Report, the three remaining 1993 Debentures have not been repaid. Two of the holders have indicated their willingness to partially convert each debenture into common stock of the Company upon receiving repayment of half of the original amount of each debenture.

     Convertible Subordinated Debentures in November, 1994 to February, 1995 - In November and December, 1994, and in January and February, 1995, the Company sold convertible subordinated debentures in the aggregate amount of $125,000, accruing interest at the rate of 8%, with due dates in February, March, and April, 1995, and debentures in the aggregate amount of $104,400, with a due date of August 1, 1996. With the issuance of the debentures, and to the purchasers of such debentures, the Company issued an aggregate of 172,050 warrants, each to purchase one share of Common Stock at an exercise price of not less than $0.75 per share. The warrants are exerciseable commencing July 1, 1995, for a period of five years. In March and April, 1995, holders of debentures who also hold warrants applied $102,612.50 of their debentures to exercise 684,084 A Warrants during the temporary period of reduced exercise price of $0.15 per warrant, and applied $4,320.00 of the debentures to exercise 24,000 A Warrants at $0.18 per warrant, for equal amounts of shares of common stock of the Company.

     Convertible Subordinated Debentures in May and June, 1995 - In May and June, 1995, the Company sold debentures in the aggregate amount of $185,312.40, with due dates in June and July, 1996. In June, 1995, $98,312.40 of the debentures were converted to exercise 655,416 A Warrants during the temporary period of reduced exercise price of $0.15 per warrant, and $87,000 of the debentures were converted into 435,000 shares common stock of the Company at $0.20 per share.

     Reduced Warrant Exercise Price in February and March, 1995 - In February and March, 1995, the Company offered to holders of A Warrants a temporary reduction in the exercise price from $0.60 to $0.15 per A Warrant. As a result, the Company raised $318,425.00 from holders of 2,122,833 A Warrants who exercised their warrants into common shares of the Company's stock, in addition to the debentures which were converted for exercising A Warrants, previously described herein.

     Reduced Warrant Exercise Price in June and July, 1995 - In June and July, 1995, the Company offered to holders of A Warrants a temporary reduction in the exercise price from $0.60 to $0.18 per A Warrant. As a result, the Company raised $116,280 from holders of 646,667 A Warrants who exercised their warrants into common shares of the Company's stock, in addition to the debentures which were converted for exercising A Warrants, previously described herein.

1994 Registration Statement

     On October 21, 1994, the Company's registration statement filed with the Securities and Exchange Commission on Form SB-2 (the "Prospectus") became effective for the purpose of registering 18,396,335 shares of Common stock, including 8,648,552 shares being sold by certain holders (the "Selling Security Holders") as follows: (i) 6,303,999 shares (the "Unit Shares") previously issued to the holders thereof in a private offering by the Company, (ii) 658,750 shares (the "Union Bank Shares") held in a voting trust for the benefit of Union Bank,
(iii) 900,000 shares (the "1991 Debenture Shares") received by the holders thereof upon conversion of certain of the 1991 Debentures, (iv) 525,000 shares (the "Recapitalization Shares") held by two former executive officers of the Company who purchased the shares of Common Stock in 1991, (v) 150,000 shares (the "Alton Subsidiary Acquisition Shares") held by three former owners of Velotec, Inc. ("Velotec") and (vi) 110,803 shares (the "Exchange Shares") held by three otherwise unaffiliated persons. Included in the Prospectus are 9,747,783 shares of Common Stock being reserved for issuance upon the exercise of Warrants and Options, or upon the conversion of Debentures as follows: (i) 7,455,499 shares to holders of its A Warrants (the "A Warrants"), (ii) 479,320 shares to holders of its Dealer Warrants (the "Dealer Warrants"), (iii) 479,320 shares to future holders of its B Warrants (the "B Warrants"), (iv) 50,000 shares to holders of its warrants issued to Silicon Valley Bank (the "Bank Warrants"), (v) 100,000 shares to holders of its warrants issued to MicroProbe Corporation (the "MicroProbe Warrants"), (vi) 275,000 shares to holders of its warrants issued to Networld Capital (the "Networld Warrants"), (vii) 275,000 shares to future holders of its warrants underlying the Networld Warrants (the "Networld Underlying Warrants"), (viii) 250,000 shares to holders of its options granted to Woodbridge & Associates (the "Woodbridge Options"), (ix) 10,000 shares to holders of its options issued to First Equity Capital Securities, Inc. (the "First Equity Options"), (x) 225,269 shares issuable to holders of its debentures sold in 1993 (the "1993 Debentures"), (xi) 14,000 shares to holders of its warrants issued concurrently with the 1993 Debentures (the "1993 Debentures Warrants") and (xii) 134,375 shares to holders of its options issued to Fireman's Fund Insurance Company (the "Fireman's Fund Options").

     In February and March, 1995, when the Company offered a reduced exercise warrant price from $0.60 to $0.15 for a thirty-day period, for A Warrants, the Company advised its Selling Security Holders that the registration statement effective October 21, 1994, was required to be amended. In June, 1994, the

Company again temporarily reduced the warrant exercise price, from $0.60 to $0.18 for a period of 30 days. In July, 1995, and in September, 1995, two letters of intent for merging business interests were signed by the Company with XCEL Corporation and Biopool International, Inc., respectively, requiring extensive due diligence procedures. The letter of intent with XCEL expired in August, 1995, after both sides failed to achieve certain conditions required for a merger of business. On November 3, 1995, Biopool executed an Agreement and Plan of Merger for the acquisition of Source, which agreement was subject to numerous significant conditions to closing and was terminated on December 4, 1995, by mutual consent.

     The remaining Warrants are exerciseable at prices that range from $0.45 to $1.00 each with various expiration dates through April, 2002. The exercise price of the A Warrants has been permanently reduced, effective June 30, 1995, to $0.45 each for the remaining period of the three-year period that commenced February 1, 1995. The reduction in the exercise price was the result of the financial performance of the Company in the fiscal year ending June 30, 1995. The Networld Unit Warrants are exercisable for a four-year period commencing in April, 1995, at an exercise price of $0.60. Each Networld Unit Warrant has an underlying warrant which is exercisable for a three-year period commencing upon the exercise of each Networld Unit Warrant at an initial exercise price of $0.75 per share, subject to price adjustments. The Dealer Warrantsare exercisable at $0.50 each during the four-year period that commenced in April, 1995. The B Warrants are exercisable at $0.75 each during the three-year period that commences upon the exercise of the Dealer Warrants, subject to price adjustments. The Options can be exercised at prices that range from $0.008 to $0.75 each, with various expiration dates through March, 2001. The remaining 1993 Debentures in the aggregate principal amount of $59,959.00 were redeemable on July 1, 1995, and December 1, 1995, and are convertible at the rate of $0.75 per share.



ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Financial Statements and Supplementary Data are included herein on pages 17 through 39.

                             SOURCE SCIENTIFIC, INC.
                          (Formerly Alton Group, Inc.)
                               -----------------


               REPORT ON AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                   For The Years Ended June 30, 1994 And 1995
                              --------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                           Page

SOURCE SCIENTIFIC, INC.                                               Page
-----------------------                                               ----

Report Of Independent Accountants                                     18

Consolidated Balance Sheets - June  30, 1994 And 1995                 19

Consolidated Statements Of Operations -
    For The Years Ended June  30, 1994 And 1995                       20

Consolidated Statements Of Shareholders' Equity -
    For The Years Ended June  30, 1994 And 1995                       21

Consolidated Statements Of Cash Flows -
    For The Years Ended June  30, 1994 And 1995                       22

Notes To Consolidated Financial Statements                            23


                        REPORT OF INDEPENDENT ACCOUNTANTS



The Board of Directors and Shareholders
Source Scientific, Inc.


We have audited the accompanying consolidated balance sheets of Source Scientific, Inc. (formerly Alton Group, Inc.; the "Company") as of June 30, 1994 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Source Scientific, Inc. as of June 30, 1994 and 1995, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations in 1994 and 1995 which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, the Company reclassified its Redeemable Series C Preferred Stock and, accordingly, restated the balances of share- holders' equity as of June 30, 1993 and 1994 in the accompanying consolidated financial statements.



COOPERS & LYBRAND L.L.P.


Newport Beach, California
December  14, 1995

                             SOURCE SCIENTIFIC, INC.
                      (Formerly Alton Group, Inc. - Note 2)

                           CONSOLIDATED BALANCE SHEETS
                          As Of June 30, 1994 And 1995

                                                       1994              1995
                                                       ----              ----

                                                     (Restated-
                                                      Note 1)
                                  A S S E T S:
Current assets:

   Cash and cash equivalents                          $64,000           $35,000
   Accounts receivable, net                           722,000           449,000
   Inventories                                      1,642,000         1,269,000
   Other                                               66,000           180,000
                                                  -----------        ----------

              Total current assets                  2,494,000         1,933,000

Property and equipment, net                           203,000           121,000
Excess of cost over fair value of net assets
  acquired, less accumulated amortization of
  $70,000 (1994) and $12,000 (1995)                   974,000            78,000
Other assets, net                                     129,000            81,000
                                                  -----------       -----------

              Total assets                         $3,800,000        $2,213,000
                                                  -----------       -----------
                                                  -----------       -----------

                     LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                  $736,000          $868,000
   Accrued expenses                                   393,000           204,000
   Deferred revenue                                    73,000
   Customer deposits                                   50,000
   Notes payable                                    1,408,000           387,000
   Deferred rent, current portion                      63,000             2,000
   Lease obligation, current portion                  146,000            30,000
                                                   ----------       -----------

              Total current liabilities             2,869,000         1,491,000

Deferred rent                                         141,000           230,000
Lease obligation                                      371,000
                                                    ---------         ---------

              Total liabilities                     3,381,000         1,721,000
                                                    ---------         ---------

Commitments and contingencies

Redeemable  Series C  convertible  preferred
   stock;  no par  value,  authorized 1,000,000
   shares, issued and outstanding 1,555 shares;
   liquidation value $14 per share                     22,000            23,000

Shareholders' equity:
   Common stock; no par value, authorized
   75,000,000 shares, issued and outstanding
   9,788,738 shares (1994) and 14,612,034
   shares (1995)                                   20,000,000        20,744,000
   Accumulated deficit                            (19,320,000)      (19,952,000)
   Shareholder notes receivable                      (283,000)         (323,000)
                                                  -----------      ------------

              Total shareholders' equity              397,000           469,000
                                                   ----------      ------------

              Total liabilities and
                shareholders' equity               $3,800,000        $2,213,000
                                                  -----------       -----------
                                                  -----------       -----------

See notes to consolidated financial statements.

                             SOURCE SCIENTIFIC, INC.
                      (Formerly Alton Group, Inc. - Note 2)

                    CONSOLIDATED STATEMENTS OF OPERATIONS For
                     The Years Ended June 30, 1994 And 1995


                                                         1994              1995
                                                         ----              ----
Product sales                                      $3,131,000        $3,018,000
Research contract sales                               230,000           189,000
Service contract sales                                514,000         1,670,000
                                                   ----------         ---------

              Total net sales                       3,875,000         4,877,000
                                                    ---------         ---------

Cost of product sales                               2,254,000         2,268,000
Cost of research contract sales                       161,000           113,000
Cost of service contract sales                        176,000           818,000
                                                    ---------        ----------

              Total cost of sales                   2,591,000         3,199,000
                                                    ---------         ---------

              Gross profit                          1,284,000         1,678,000
                                                    ---------         ---------

Selling, general and administrative                 1,623,000         1,647,000
Research and development                              734,000           839,000
Lease obligation cost                                 300,000
                                                   ----------         ---------

              Operating loss                       (1,373,000)         (808,000)

Interest, net                                          52,000           132,000
                                                  -----------           -------

              Loss from continuing operations      (1,425,000)         (940,000)

Discontinued operations:
   Loss from discontinued operations                  (15,000)
   Loss on disposal of discontinued operations        (66,000)

              Loss before extraordinary item       (1,506,000)         (940,000)

Extraordinary item - gain from reduction of
   lease obligation                                                     309,000
                                                   ----------           -------

              Net loss                            ($1,506,000)        ($631,000)
                                                   ----------          --------
                                                   ----------          --------

Per common share amounts:
   Continuing operations                               ($0.24)           ($0.09)
   Discontinued operations                              (0.01)
   Extraordinary item                                                      0.03
                                                        -----              ----

              Net loss                                 ($0.25)            $0.06)
                                                        =====              ====

Weighted average number of common shares
   outstanding                                      5,946,945        10,658,540


See notes to consolidated financial statements.

                             SOURCE SCIENTIFIC, INC.
                      (Formerly Alton Group, Inc. - Note 2)

                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS'
                  EQUITY For The Years Ended June 30, 1994 And 1995


                                                        Series C
                                                       Convertible
                                                    Preferred Stock       Common Stock                     Shareholder Shareholders
                                                     --------------  ----------------------  Accumulated      Notes       Equity
                                                   Shares   Amount      Shares      Amount     Deficit      Receivable  (Deficiency)
                                                   ------  -------   ---------  -----------  ------------   ----------  -----------

Balances, June 30, 1993, as previously reported     1,555  $15,000   3,231,314  $17,792,000  ($17,807,000)  ($188,000)    ($188,000)

Reclassification of redeemable preferred stock
   and related accretion                           (1,555) (15,000)                                (6,000)                  (21,000)
                                                    -----   ------   ---------   ----------    ----------     -------      --------

Balances, June  30, 1993, as restated                   0        0   3,231,314   17,792,000   (17,813,000)   (188,000)     (209,000)

Issuance of common stock for cash and note
   receivable from shareholder                                         206,500      103,000                   (95,000)        8,000
Issuance of common stock (Note 15)                                   6,303,999    2,090,000                               2,090,000
Exercise of stock options                                               46,925       15,000                                  15,000
Accretion of redeemable preferred stock                                                            (1,000)                   (1,000)
Net loss                                                                                       (1,506,000)               (1,506,000)
                                                    -----   ------   ---------    ---------    ----------    --------     ---------

Balances, June  30, 1994, as restated                   0        0   9,788,738   20,000,000   (19,320,000)   (283,000)      397,000

Issuance of common stock for note receivable from
   shareholder                                                          81,375       40,000                   (40,000)
Exercise of stock options                                                  575          300                                     300
Exercise of warrants                                                 4,741,346      772,700                                 772,700
Additional costs incurred in connection with issuance of
   common stock in 1994                                                             (69,000)                                (69,000)
Accretion of redeemable preferred stock                                                            (1,000)                   (1,000)
Net loss                                                                                         (631,000)                 (631,000)
                                                    -----   ------   ---------    ---------    ----------    --------     ---------

Balances, June  30, 1995                                0       $0  14,612,034  $20,744,000  ($19,952,000)  ($323,000)     $469,000
                                                    -----   ------   ---------    ---------    ----------    --------     ---------
                                                    -----   ------   ---------    ---------    ----------    --------     ---------

See notes to the financial statements.

                             SOURCE SCIENTIFIC, INC.
                      (Formerly Alton Group, Inc. - Note 2)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS For
                     The Years Ended June 30, 1994 And 1995


                                                             1994          1995
                                                             ----          ----

Cash flows from operating activities:
   Net loss                                           ($1,506,000)    ($631,000)
                                                        ---------       -------
   Adjustments to reconcile net loss to
      net cash used in operating activities:

      Extraordinary item                                               (309,000)
      Depreciation and amortization                       187,000       147,000
      Loss on disposal of property                         32,000
      Issuance of common stock for compensation            10,000
      Issuance of note payable for compensation           100,000
      Effect on cash of changes in operating
        assets and liabilities,  net of the
        effect of business acquisition:

        Accounts receivable                               387,000       273,000
        Inventories                                       181,000       373,000
        Other assets                                       37,000       (66,000)
        Accounts payable                                    8,000       132,000
        Accrued expenses                                  (55,000)     (189,000)
        Customer deposits, deferred revenue
          and lease obligation                            619,000      (322,000)
        Deferred rent                                    (223,000)       28,000
                                                         --------      --------

              Total adjustments                         1,283,000       (67,000)
                                                        ---------      --------

              Net cash used in operating activities      (223,000)     (564,000)
                                                          -------       -------

Cash flows from investing activities:
   Capital expenditures                                                 (31,000)
   Business acquisition, net of cash acquired          (1,559,000)
                                                        ---------        ------

              Net cash used in investing activities    (1,559,000)      (31,000)
                                                        ---------        ------

Cash flows from financing activities:
   Repayment of notes and loan payable                   (278,000)      (84,000)
   Proceeds from convertible notes payable                770,000
   Proceeds from line of credit                                          26,000
   Issuance of common stock  and exercise of options                        300
   Issuance of common stock  and exercise of warrants   1,326,000       692,700
   Stock issuance costs                                                 (69,000)
                                                        ---------      --------

              Net cash provided by financing
                 activities                             1,818,000       566,000
                                                        ---------       -------

              Net increase (decrease) in
                 cash and cash equivalents                 36,000       (29,000)

Cash and cash equivalents, beginning of year               28,000        64,000
                                                           ------        ------

Cash and cash equivalents, end of year                    $64,000       $35,000
                                                           ------        ------
                                                           ------        ------

Supplemental disclosure of cash flow information:

   Cash paid during the year for interest                 $34,000      $141,000
                                                           ------        ------
                                                           ------        ------


See notes to the financial statements.

                             SOURCE SCIENTIFIC, INC.
                      (Formerly Alton Group, Inc. - Note 2)

                         NOTES TO CONSOLIDATED FINANCIAL
                     STATEMENTS For The Years Ended June 30,
                                  1994 And 1995



1.       Management's Plans And Summary Of Significant Accounting Policies:

         Management's Plans:

         The Company's financial statements have been prepared assuming that the Company will continue as a going-concern. The Company has suffered recurring losses from operations in 1994 and 1995 which raise substantial doubt about the Company's ability to continue as a going-concern. The Company's continued existence is dependent on its ability to generate sufficient sales and cash flows to meet its obligations and to obtain additional financing as required. Management's plans for the year ending June 30, 1996 include a reduction in overhead expenditures and implementation of a business plan which emphasizes, among other items, increased sales in current markets, introduction of products into new markets, and identifying potential corporate partners. The success of these activities, however, cannot be assured. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Principles Of Consolidation:

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

         Revenue Recognition:

         Revenues from the sale of the Company's products are recognized at the time of shipment to its customers, while revenue on service contracts and research and development contracts are recognized as service and research and development activities are performed under the terms of the related agreements.

         Cash And Cash Equivalents:

         For purposes of the statements of cash flows, the Company considers highly liquid debt instruments purchased with a maturity of three months or less at the date of purchase to be cash equivalents.

         Concentration Of Credit Risk:

         The Company sells its products throughout the United States and worldwide. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and, historically, such losses have been within management's estimates.

Continued

                         SOURCE SCIENTIFIC SYSTEMS, INC.


                  NOTES TO FINANCIAL STATEMENTS, Continued For
                     The Years Ended June 30, 1994 And 1995


1.       Management's Plans And Summary Of Significant Accounting Policies,
         Continued:

         Inventories:
         -----------

         Inventories are stated at the lower of cost (first-in, first-out) or estimated net realizable value.

         Property And Equipment:
         ----------------------

         Property and equipment are stated at cost less accumulated depreciation and amortization. Costs for normal repairs and maintenance are expensed as incurred; renewals and betterments are capitalized. Depreciation and amortization are charged to operations over the estimated useful lives of the assets (ranging from three to ten years) using the straight-line method. Leasehold improvements are amortized over the term of the lease or the life of the asset, whichever is shorter. Gains and losses on disposals are included in income at amounts equal to the difference between the net book value of the disposed assets and the proceeds received upon disposal.

         Software Development Costs:
         --------------------------

         Software development costs incurred subsequent to establishing technological feasibility are capitalized and amortized based on anticipated revenue for the related product with minimum annual amortization equal to the straight-line amortization over the remaining economic life of the related product not exceeding 3 years. The Company evaluates capitalized software amounts by comparing such amounts to their estimated net realizable value, i.e., future revenues reduced by the cost, if any, of completing and disposing of the product. Amounts in excess of net realizable value are written off.

         Intangible Assets:
         -----------------

         Excess of cost over fair value of net assets acquired is being amortized on the straight-line method over ten years. The Company assesses whether there has been a permanent impairment in the value of intangible assets by considering factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other economic factors. Management believes no permanent impairment has occurred.

         Customer Deposits:
         -----------------

         Customer deposits represent cash received in advance from customers for product orders which have not yet been shipped.


Continued

                         SOURCE SCIENTIFIC SYSTEMS, INC.
                      (Formerly Alton Group, Inc. - Note 2)

                  NOTES TO FINANCIAL STATEMENTS, Continued For
                     The Years Ended June 30, 1994 And 1995

1.       Management's Plans And Summary Of Significant Accounting Policies,
         Continued:

         Warranty Costs:
         --------------

         The Company provides a warranty against defects in materials and workmanship for one year following the date of sale. Estimated costs of product warranties relating to sales during the year have been accrued and charged to operations during the year the products were sold.

         Per Common Share Amounts:
         ------------------------

         Per common share amounts are determined by dividing the weighted average number of common shares outstanding during the year into the relevant statement of operations caption. Common stock equivalents and other potentially dilutive securities were excluded from the per common share calculation as their effect was antidilutive.

         Income Taxes:
         ------------

         The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted rates in effect for the years in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the year in deferred tax assets and liabilities.

         Prior Period Restatement:
         ------------------------

         In 1995, the Company determined that its Redeemable Series C Preferred Stock should be excluded from shareholders' equity due to its mandatory redemption requirements. Accordingly, the Company has reflected such classification in the accompanying financial statements by restating shareholders' equity as of June 30, 1993 and 1994.


Continued

                         SOURCE SCIENTIFIC SYSTEMS, INC.
                      (Formerly Alton Group, Inc. - Note 2)

                  NOTES TO FINANCIAL STATEMENTS, Continued For
                     The Years Ended June 30, 1994 And 1995

2.       Acquisition:
         -----------

         On January 21, 1994, the Company, then operating as Alton Group, Inc., acquired from MicroProbe Corporation ("MicroProbe") all of the issued and outstanding shares of common stock of Source Scientific, Inc. ("Source") for total consideration of $2,450,000 plus acquisition expenses of approximately $104,000. A total of $1,500,000 was paid in cash and the balance was to be paid under the terms of a $950,000 noninterestbearing ($865,000 net of imputed interest), subordinated promissory note due to MicroProbe. A summary of the assets and liabilities comprising the acquisition of Source on January 21, 1994 is shown below:

                  Cash                                      ($4,700)
                  Accounts receivable                       927,700
                  Inventory                               1,585,100
                  Fixed assets                              221,600
                  Other assets                               60,100
                  Goodwill 940,600
                  Accounts payable                         (368,400)
                  Bank line of credit                      (360,000)
                  Accrued liabilities                      (317,600)
                  Rent obligation                          (215,400)
                                                          ---------

                           Total                         $2,469,000
                                                          ---------
                                                          ---------


         As part of the acquisition, the Company assumed $360,000 of a formerly joint MicroProbe and Source revolving loan obligation to Silicon Valley Bank (Note 10). In addition, the Company issued to MicroProbe a five-year warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $0.50 per share and a five-year warrant to purchase an additional 50,000 shares of the Company's common stock at an exercise price of $1.00 per share.

         The following table summarizes the unaudited pro forma results of operations as if Source had been acquired on July 1, 1993:


                                                   Year Ended June 30, 1994
                                                   ------------------------
         Net sales                                        $6,160,000
         Loss from continuing operations                  (2,349,000)
         Net loss                                         (2,430,000)
         Net loss per share                                   ($0.25)



Continued

                         SOURCE SCIENTIFIC SYSTEMS, INC.
                      (Formerly Alton Group, Inc. - Note 2)

                  NOTES TO FINANCIAL STATEMENTS, Continued For
                     The Years Ended June 30, 1994 And 1995

2.       Acquisition, Continued:

         In November 1994, the Company and MicroProbe entered into an agreement to settle outstanding issues between them in connection with the acquisition and a supply agreement executed concurrent with the acquisition. As part of such settlement, the Company's promissory note due to MicroProbe was canceled. The then existing note balance of $883,000 was recorded as a reduction in the excess of cost over fair value of net assets acquired. Also pursuant to this agreement, 100,000 of outstanding warrants were canceled.

         The Company and MicroProbe also entered into a royalty agreement that expires in March 2000. The agreement provides for the Company to pay up to a maximum of $375,000 on future shipments of products manufactured by the Company that utilize certain technologies acquired by the Company as of January 21, 1994. Royalty payments are required at a rate of two percent of the net sales of such products. Beginning in April 1996, royalty payments will increase to two and one-half percent. There were no royalty payments required under the agreement in 1994 or 1995.

         In February  1995, the Company  changed its name to Source  Scientific,
         Inc.


3.       Discontinued Operation:

         In November 1992, the Company sold all the common stock of Wespercorp International ("WI"). Subsequent to sale, the Company agreed to oper-ate WI under a license agreement. This license agreement allowed the Company to fully operate WI in return for a monthly royalty payment paid to the new owners of WI equal to two-thirds of the profits result-ing from sales of WI's business. Royalty expense amounted to approxi-mately $39,000 for the year ended June 30, 1994. The license agreement was continuous unless terminated by mutual agreement of both parties with 120 days notice.

         In February 1994, the parties to the agreement discontinued the WI business and terminated the license agreement. Such termination was consummated in May 1994, resulting in a loss of $66,000. Revenues from the WI business were approximately $197,000 during 1994.

                         SOURCE SCIENTIFIC SYSTEMS, INC.
                      (Formerly Alton Group, Inc. - Note 2)

                  NOTES TO FINANCIAL STATEMENTS, Continued For
                     The Years Ended June 30, 1994 And 1995

4.       Accounts Receivable:

         Accounts receivable are summarized as follows:

                                                              June  30,
                                                        --------------------
                                                        1994            1995
                                                        ----            ----

        Trade receivables                             $811,000        $469,000

             Less, Allowance for doubtful accounts     (89,000)        (20,000)
                                                      --------        --------

                                                      $722,000        $449,000
                                                      --------        --------
                                                      --------        --------


         In February 1995, the Company entered into an accounts receivable factoring agreement with a bank under a one year term. The initial advance to the Company by the bank was 80% of the accounts receivable factored. The remaining 20%, less administrative and finance charges, as defined in the agreement, is remitted to the Company by the bank upon the bank's collection of the factored accounts receivable balance above and beyond the initial advance. During 1995, under the terms of the agreement, the Company sold with recourse accounts receivable totalling approximately $1,242,000, of which approximately $194,600 remained uncollected by the bank at June 30, 1995 and represents the Company's maximum exposure under the recourse provisions of the agreement. A finance fee of 2.5% is charged monthly on the average outstanding accounts receivable balance as defined by the agreement. An administrative fee of 1% is charged on the face amount of each factored accounts receivable. Interest expense for the year ended June 30, 1995 was approximately $48,000. The Company ceased factoring accounts receivable under this agreement in October 1995.

                         SOURCE SCIENTIFIC SYSTEMS, INC.
                      (Formerly Alton Group, Inc. - Note 2)

                  NOTES TO FINANCIAL STATEMENTS, Continued For
                     The Years Ended June 30, 1994 And 1995

5.       Other Current Assets:

         Other current assets consist of the following:

                                                              June  30,
                                                        -----------------------
                                                         1994             1995
                                                        -----             -----


         Prepaid expenses:
            Project costs                                              $139,000
            Supplies                                                     23,000
            Marketing costs                            $40,000
            Insurance                                   12,000            6,000
            Property taxes                                                7,000
            Other                                        7,000           12,000
                                                        ------          -------

                       Total other current assets      $66,000         $180,000
                                                        ------          -------
                                                        ------          -------


6.       Inventories:

         Inventories are summarized as follows:


                                                              June  30,
                                                     --------------------------
                                                       1994              1995
                                                     --------           -------

         Raw materials                              $1,410,000       $1,124,000
         Work in process                               369,000          180,000
         Finished goods                                228,000          171,000
                                                        ------          -------
                                                     2,007,000        1,475,000
            Less, Allowance for inventory
                obsolescence and
                excess quantities                     (365,000)        (206,000)
                                                       -------          -------


                                                    $1,642,000       $1,269,000
                                                     ---------        ---------
                                                     ---------        ---------

Continued

                         SOURCE SCIENTIFIC SYSTEMS, INC.
                      (Formerly Alton Group, Inc. - Note 2)

                  NOTES TO FINANCIAL STATEMENTS, Continued For
                     The Years Ended June 30, 1994 And 1995


7.       Property And Equipment:

         Property and equipment consists of the following:


                                                            June  30,
                                                     --------------------------
                                                        1994             1995
                                                     ---------        ---------

         Machinery, equipment and tooling             $260,000         $290,000
         Leasehold improvements                         33,000           34,000
         Furniture and fixtures                         59,000           59,000
                                                     ---------        ---------

                                                       352,000          383,000

            Less, Accumulated depreciation
               and amortization                       (149,000)        (262,000)
                                                     ---------        ---------

                                                      $203,000         $121,000
                                                     ---------        ---------
                                                     ---------        ---------


8.       Other Assets:

         Other assets consist of the following:

                                                            June  30,
                                                     --------------------------
                                                        1994             1995
                                                     ---------        ---------


         Software development costs                   $106,000         $106,000

             Less, Accumulated amortization            (59,000)         (80,000)
                                                      --------         --------

                                                        47,000           26,000

         Deposits                                       82,000           48,000

         Other                                                            7,000
                                                     ---------        ---------
                                                      $129,000          $81,000
                                                     ---------        ---------
                                                     ---------        ---------

         Amortization of software development costs was $47,000 and $21,000 for the years ended June 30, 1994 and 1995, respectively. The charge for the year ended June 30, 1994 included additional amortization of $40,000 to reflect a revision of management's estimate of net realizable value of certain such costs.

Continued

                         SOURCE SCIENTIFIC SYSTEMS, INC.
                      (Formerly Alton Group, Inc. - Note 2)

                  NOTES TO FINANCIAL STATEMENTS, Continued For
                     The Years Ended June 30, 1994 And 1995

9.       Accrued Expenses:

         Accrued expenses consist of the following:

                                                            June  30,
                                                     --------------------------
                                                        1994             1995
                                                     ---------        ---------

         Professional fees                            $52,000           $30,000
         Accrued payroll, vacation and commissions    152,000           109,000
         Interest                                      17,000             8,000
         Warranty                                     125,000            18,000
         Other                                         47,000            39,000
                                                     --------           -------

                                                     $393,000          $204,000
                                                     --------           -------
                                                     --------           -------


10.      Notes Payable:

         Notes payable consist of the following:

                                                            June  30,
                                                     --------------------------
                                                        1994             1995
                                                     ---------        ---------
         Note payable to MicroProbe, canceled in
           November 1994 (Note 2)                     $883,000                0

         Bank line of credit with a maximum amount
           of  $600,000,  or 65% of the Company's
           qualifying  receivables,  collateralized
           by all assets of the  Company,  interest
           at 4% over the  bank's  reference  rate
           (an effective   rate  of  9.6%  and  9%
           at  June  30,  1994  and  1995, respec-
           tively),  payable  monthly  with  principal
           due July 5, 1995. Additionally, the
           Company issued to the bank 50,000
           warrants (Note  15)                         278,000         $304,000


Continued

                         SOURCE SCIENTIFIC SYSTEMS, INC.
                      (Formerly Alton Group, Inc. - Note 2)

                  NOTES TO FINANCIAL STATEMENTS, Continued For
                     The Years Ended June 30, 1994 And 1995

10.      Notes Payable, Continued:

                                                            June  30,
                                                     --------------------------
                                                        1994             1995
                                                     ---------        ---------

         Debentures payable to a former officer and
            two other unaffiliated individuals in
            the face amount of $20,000 each,
            convertible at any time into shares
            of the Company's common stock at the
            conversion price of $0.75 per share
            or as adjusted in accordance with the
            agreement, with warrants attached to
            purchase one share of the Company's
            common stock for each $10 of debentures
            at the amended price of $0.75 per share,
            exercisable any time through May  3,
            1998, principal and interest at 9.75%,
            two debentures due June  30, 1995 for
            which extension of due dates are being
            negotiated, the remaining debenture
            due October  30, 1995                      140,000           60,000

         Note payable to a former officer,
            paid in 1995                                65,000

         Notes payable, uncollateralized, interest
            at 8%, with due dates ranging from
            January 1997 to April 1997                  42,000           23,000
                                                     ---------        ---------

                           Total, all current       $1,408,000         $387,000
                                                     ---------        ---------
                                                     ---------        ---------



11.      Lease Obligation:

         Lease obligation, amounting to $517,000 and $30,000 at June 30, 1994 and 1995, respectively, represents the remaining cost, net of sublease income, of the lease on the Company's prior premises. Subsequent to the acquisition of Source, the Company vacated such premises and moved all operations to the Source facility. In 1994, a portion of the net lease obligation was offset against previously recorded deferred rent. The remaining $300,000 was charged to lease obligation cost in the 1994 statement of operations.


Continued

                         SOURCE SCIENTIFIC SYSTEMS, INC.
                      (Formerly Alton Group, Inc. - Note 2)

                  NOTES TO FINANCIAL STATEMENTS, Continued For
                     The Years Ended June 30, 1994 And 1995

11.      Lease Obligation, Continued:

         During 1995, the Company negotiated a termination of the lease. In consideration of the termination and all obligations thereunder, the Company paid its former landlord approximately $150,000 and surrendered a claim to approximately $20,000 of deposit and offsets. A remaining balance of $30,000 is owed to the Company's former landlord at June 30, 1995 and is included in current liabilities. The settlement reduced the Company's accrued lease obligation at June 30, 1994 by $309,000, and an extra-ordinary gain of this amount is reflected in the 1995 statement of operations.


12.      Commitments And Contingencies:

         Lease Commitments:

         The Company leases its office and warehouse facilities under an operating lease which expires in January 2002.

         The following is a schedule of future minimum lease payments under noncancellable lease agreements as of June 30, 1995:



         Years Ending June  30,

                  1996                                       $320,000
                  1997                                        314,000
                  1998                                        314,000
                  1999                                        314,000
                  2000                                        314,000
                  Thereafter                                  498,000
                                                             --------

                                                           $2,074,000



         Rent expense was $153,000, net of $65,600 sublease income, for the year ended June 30, 1994 and $324,000 for the year ended June 30, 1995.

         Related Party Agreements:

         The Company has agreements with three directors to provide consulting services. One agreement provided for a monthly fee of $5,833 from July 1, 1994 through October 31, 1994. The other two agreements call for hourly payments of $80 and $100. The total cost charged to the statement of operations for the years ended June 30, 1994 and 1995 under all three agreements was $17,532 and $84,600, respectively.

Continued

                         SOURCE SCIENTIFIC SYSTEMS, INC.
                      (Formerly Alton Group, Inc. - Note 2)

                  NOTES TO FINANCIAL STATEMENTS, Continued For
                     The Years Ended June 30, 1994 And 1995

13.      Income Taxes:

         Effective July 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The cumulative effect of adopting this statement was not material to the Company's 1994 financial statements

         Temporary differences which give rise to deferred tax assets and liabilities are as follows:

                                                            June  30,
                                                     --------------------------
                                                        1994             1995
                                                     ---------        ---------
         Deferred tax assets:
            Inventory reserve                         $157,849          $89,010
            Warranty reserve                            54,084            7,712
            Vacation accrual                                             46,076
            Allowance for bad debts                     38,519            8,660
            Credits                                    559,109          578,865
            Other                                        1,632            1,632
            Net operating loss                       7,346,937        7,697,673
                                                     ---------        ---------

                                                     8,158,130        8,429,628
         Deferred tax liability:
            Property and equipment                     (15,640)         (37,587)
                                                     ---------        ---------

                                                     8,142,490        8,392,041

         Valuation allowance                        (8,142,490)      (8,392,041)
                                                     ---------        ---------

                  Net deferred income taxes         $        0       $        0
                                                     ---------        ---------
                                                     ---------        ---------

         The difference between the federal statutory rate of 34% and the Company's effective tax rate of 0% is the result of incurring net operating losses without current tax benefit for all periods presented.

         As of June 30, 1995, the Company had net operating loss carryforwards for federal and state purposes of approximately $22,000,000 and $2,100,000, respectively. In addition, the Company had general business tax credit carryforwards of approximately $580,000. These carryforwards expire through 2010. As a result of transactions in securities of the Company, certain of the Company's tax loss carryforwards are subject to restrictions which place a maximum annual limitation on the utilization of loss carry-forwards arising prior to a change in ownership, as defined in the Internal Revenue Code.

Continued

                         SOURCE SCIENTIFIC SYSTEMS, INC.
                      (Formerly Alton Group, Inc. - Note 2)

                  NOTES TO FINANCIAL STATEMENTS, Continued For
                     The Years Ended June 30, 1994 And 1995

14.      Common Stock Options And Warrants:

         The Company amended its stock option plan during 1995 whereby the Company may grant options to employees, officers, outside directors and consultants to purchase up to an aggregate of 3,500,000 shares of the Company's common stock. Options granted under the plan may be incentive stock options or options other than incentive stock options (nonstatutory options). The exercise price of incentive stock options may not be less than 100% of the fair market value of the common stock on the date of grant; the exercise price for nonstatutory options must be at least 99% of such fair market value. No incentive stock option shall be exercisable after the earlier of the expiration date of the Plan or three months after termination of employment. Nonstatutory options must be exercised prior to the expiration date of the Plan or within a specified term ranging from one to five years.

         A summary of stock options is as follows:

                                                         Years Ended June  30,
                                                       ------------------------
                                                         1994            1995
                                                       -------          -------

         Outstanding at beginning of year              997,111          749,116

                Reissued                                                267,500
                Granted                                399,999          150,000
                Exercised                             (258,725)         (81,950)
                Cancelled                             (389,269)        (456,416)
                                                       -------          -------
         Outstanding at end of year                    749,116          628,250
                                                       -------          -------
                                                       -------          -------

         Range of option exercise prices:
             Granted                                 $0.50-$2.00



         At June 30, 1995, options for 405,250 shares were exercisable under the plan described above.

         In addition to options issued from the plan, the Company has issued options outside of the plan to nonaffiliated entities. These options are exercisable at $0.008 to $0.75 per share over terms ranging from 1 to 5 years and vesting at the date of grant. At June 30, 1995, 394,375 of such options have been granted, of which all are exercisable.


Continued

                         SOURCE SCIENTIFIC SYSTEMS, INC.
                      (Formerly Alton Group, Inc. - Note 2)

                  NOTES TO FINANCIAL STATEMENTS, Continued For
                     The Years Ended June 30, 1994 And 1995

14.      Common Stock Options And Warrants, Continued:

         In connection with prior and current year financings, the Company has issued a total of 6,019,815 warrants and options, each for the purchase of one share of the Company's common stock at exercise prices ranging from $0.45 to $0.75 per share. Of the total warrants and options outstanding, 5,042,495 were exercisable at June 30, 1995. The remainder become exercisable at various dates through December 1999.


15.      Capital Stock:

         In January 1994, in order to finance the acquisition of Source, the Company issued 3,032,000 shares of common stock for $1,516,000 and converted a series of two convertible notes issued in September and December 1993 for $230,000 and $540,000, respectively, into 920,000 and 1,440,000 shares of common stock, respectively. On March 31, 1994, an additional 912,000 shares of common stock was issued for $456,000. Issuance costs in connection with the foregoing transactions totalled $652,000.

         Subsequent to the acquisition of Source, certain employees exercised options for 46,925 and 206,500 shares of common stock, respectively, as part of their severance agreements.

         The Company was required to redeem the shares of Series C Preferred Stock on September 1, 1995 at the price of $15.4666 per share. The holders of Series C Preferred Stock were notified by the Company on November 3, 1995, (the "Notice"), that under the terms of the redemption rights of Series C Preferred Stock, the delay in redeeming the preferred shares has caused in an increase in the price per share to $18.93. The Notice also indicated the Company's intent to redeem the shares, such date of redemption to be established by January 3, 1996. The Company has reserved 1,804 shares of common stock for the conversion of Series C Preferred Stock. Dividends accrue on the Series C Preferred Stock at $0.53 per share per annum.

         During 1995, certain debentures in the aggregate amount of $228,706, plus accrued interest of $10,218, were converted into 1,195,013 shares of common stock. With the issuance of certain debentures sold in 1995 in the aggregate amount of $414,712, and to the purchasers of such debentures, the Company issued an aggregate of 172,050 warrants, each to purchase one share of common stock at an exercise price of not less than $0.75 per share. The Company temporarily reduced the warrant exercise price of such warrants from $0.60 to $0.15 and $0.18, in February and June, respectively,

Continued

                         SOURCE SCIENTIFIC SYSTEMS, INC.
                      (Formerly Alton Group, Inc. - Note 2)

                  NOTES TO FINANCIAL STATEMENTS, Continued For
                     The Years Ended June 30, 1994 And 1995

15.      Capital Stock, Continued:

         raising aggregate funds of $318,425 from the exercise of 2,122,833 warrants into an equal number of shares of common stock. Certain of the warrant holders, in the aggregate amount of $200,354, plus accrued interest of $14,997, were also debenture holders who used debenture holdings for the exercise of their warrants into an aggregate amount of 1,423,500 shares of common stock during the reduced exercise price periods.

         A retiring employee who remains a director exercised options at $0.75 per share for 81,375 shares of common stock, collateralized by a note.


16.      Retirement Savings Plan:

         During 1991, Source established a profit-sharing plan (the "401(k) Plan"), which is qualified under Section 401(k) of the United States Internal Revenue Code of 1986. The 401(k) Plan allows eligible employees to contribute up to 15% of their salary. Effective February 1, 1995, the Company adopted the 401(k) Plan. At its discretion, the Company may make matching contributions to the 401(k) Plan, although none has been made.


17.      Concentration Of Risk:

         The Company had three  customers and one customer  which  accounted for
         approximately   58%  and  37%  of  total   1994   and  1995   revenues,
         respectively.

         The Company predominately sells its products in the biomedical and analytical instruments industry. The Company's international sales were approximately 8% and 12% of total revenues for the years ended June 30, 1994 and 1995, respectively.


18.      Subsequent Events:

         On September 27, 1995, the Company signed a letter of intent relating to a proposed acquisition of the Company by Biopool International, Inc., ("Biopool").

         On September 29, 1995, the Company executed a promissory note for $180,000 (the "Note"), at the per annum interest rate of 7%, to which Biopool is the holder. The terms of the Note provide a repayment date of March 28, 1996, and subordination to the rights of Silicon Valley Bank.


Continued

                             SOURCE SCIENTIFIC, INC.
                      (Formerly Alton Group, Inc. - Note 2)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,
                   Continued For The Years Ended June 30, 1994
                                    And 1995

18.      Subsequent Events, Continued:

         A Plan of Merger Agreement was signed by the parties on November 3, 1995, which was terminated on December 4, 1995.

         Effective October 11, 1995, an escrow was opened by the Company to enable certain holders of warrants to sell a portion of their warrants and to use the proceeds therefrom for conversion of their remaining warrants at an exercise price of $0.18. Purchasers who have executed escrow agreements will exercise their respective warrants purchased at an exercise price of $0.18. The escrow was extended to January 31, 1995. As of December 13, 1995, approximately 1,700,000 warrants had been deposited into the escrow but no funds have been received into the escrow from the purchasers.

                                                                  (Exhibit 23.1)

                        INDEPENDENT ACCOUNTANTS' CONSENT


We consent to the incorporation by reference in the Registration Statement of Source Scientific, Inc. and Subsidiaries (formerly Alton Group, Inc.) on Form S-8 of our report, which includes an explanatory paragraph with respect to the uncertainty as to the Company's ability to continue as a going concern, dated December 14, 1995, on our audits of the consolidated financial statements as of June 30, 1995 and 1994, and for the years then ended, which report is included in this Annual Report on Form 10-KSB.



COOPERS & LYBRAND L.L.P.



Newport Beach, California
December 14, 1995

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         There is no disagreement between the Company and its accountants. See also item 14(b).

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
         The Company's officers and directors are as follows:

                Name                                Age       Positions
         Robert B. Lyons (1) (2)                    58        Chairman of the Board and Director
         Richard A. Sullivan (1)                    54        President, Chief Executive Officer,  Director
         John A. Karsten (1) (3)                    63        Director
         Susan L. Preston (2)                       41        Director
         Joseph F. Caliguiri (2)(3)                 67        Director
         Jacob Y. Terner (4)                        61        Director
         Mokhtar A. Shawky                          51        Chief Financial Officer
         Catherine Curtis                           48        Secretary
--------------

(1) Member of the Executive  Committee (2) Member of the Compensation  Committee
(3) Member of the Audit and  Ethics  Committee
(4) Dr. Terner submitted his resignation effective September 30, 1995 due to personal business. Dr. Terner was a member of the compensation committee until his resignation.

    All directors serve for one year and thereafter until their successors are elected and qualify. Executive officers are appointed by the Board of Directors. Directors other than executive officers receive no cash compensation for their services as directors, although the Company's By-Laws permit such payment. No current director or executive officer has any arrangement or understanding whereby he or she has been or will be selected as a director. Further, no director or executive officer is related to any other director or executive officer.

Robert B. Lyons has been a Director of the Company since January, 1989, and has been the Chairman of the Board on a part-time basis since April, 1994, and devotes approximately 20 hours per month to the Company's affairs. From 1984 through the present, Mr. Lyons has served in various capacities at the Aerospace and Defense Sector of GenCorp. Prior to that, Mr. Lyons spent 18 years in various technical and management positions with Ford Aerospace and Communications Corporation, now Loral Aerospace. He served on the Board of Directors of Western Empire Savings and Loan from 1981 to 1988. Mr. Lyons has previously served on the City Council of Placentia, California, as a Councilman, Mayor and Treasurer, on the Placentia Planning Commission and on the Placentia Library District Board of Trustees.

Richard A. Sullivan was appointed as a Director and as President and Chief Executive Officer of the Company in April, 1994. He held the position of Executive Vice President and General Manager of the Source Subsidiary since April, 1993, and was Vice President Sales and Marketing for MicroProbe and for Source Scientific Systems, Inc. from May, 1989, until the Company acquired the Source Subsidiary in January, 1994. Previously, he was President of LAB 2000 in Florida, a company specialized in import and export of clinical and industrial products worldwide. From 1980 to 1988 he held various positions in Baker Instruments Corporation of Pennsylvania, including Director of International Sales and Vice President of Sales and Marketing. Mr. Sullivan holds a B.S. in Medical Technology from the University of Buffalo, New York, and an MBA in marketing from Pace University.

John A. Karsten has been a director of the Company since he co-founded it in 1975. From its inception through November, 1983, and from November, 1990, to August, 1994, he served as the Company's Secretary. From November, 1990, to June, 1994, he served as the Company's Vice President and Chief Financial
Officer. From 1984 through 1989, he served as President and Chief Executive Officer of Hughes Electrical Management System, Inc., City of Industry,
California, a privately held firm engaged in the design, marketing and installation of electrical energy management systems.

Susan L. Preston has been a director of the Company since May, 1994. She is employed by the Company as Director of Legal Affairs. From 1992 to 1994, she was Vice President and General Counsel for MicroProbe. From 1991 to 1992, she provided legal and technical background to EMCON Northwest, a national environmental consulting firm involved in hydrogeology, remediation and analytical services. She represented and managed Univar Corporation's involvement on various Superfund site committees from 1990 to 1991, and was environmental counsel for Weyerhauser Company from 1986 to 1990.

Joseph F. Caligiuri has been a director of the Company since May, 1994. He served Litton Industries, Inc., in various capacities between 1969 and his retirement in 1993. From 1981 to 1993, he was the corporate executive vice president, managing the 21-division Advanced Electronics Systems Group. In addition, the Medical Research and Products Group also reported to Mr. Caligiuri.

Jacob Y. Terner, M.D., was a director of the Company from June, 1994, until his resignation which was effective September 30, 1995.

Mokhtar A. Shawky became the Company's acting Chief Financial Officer in July, 1994. Previously, he had been the Controller of the Source Subsidiary since 1989. For the two years prior to joining the Company, Mr. Shawky was a partner of Imperial Accounting and Tax Services. Between 1979 and 1987, he served as the Corporate Accounting Manager for Allergan Pharmaceuticals, Inc., and was the Manager for Financial Planning and Controller for Beckman Instruments, Inc., a division of SmithKline Beckman Corp. Mr. Shawky has a B.S. Degree in Business Administration and his MBA graduate work is in progress.

Catherine Curtis has been the Secretary of the Company since August, 1994, having previously served as its Assistant Secretary since January, 1994. She also serves as the Company's Director of Investor Relations and Human Resources, positions she has held since October, 1992. Previously, she was the Secretary for Title Energy Limited, a public energy investment corporation, from 1982 until it was sold to Baraban Securities in 1992. She coordinated investment programs in Los Angeles, California, and Hong Kong from 1985 to 1990. Her experience in executive management has included manufacturing, investment and public service companies since 1970.


ITEM 10. EXECUTIVE COMPENSATION.

    The following table sets forth information regarding compensation paid by the Company to its Chief Executive Officer (the "Named Officer") during each of the Company's last three fiscal years. No other executive officer of the Company received salary and bonus payments in excess of $100,000 during the fiscal year ended June 30, 1994, except for those who terminated their relationships with the Company

                                                                                        Long Term Compensation
                                                                                                 Awards (2)
Name and Principal Position (1)             Annual Compensation                                -------------
-------------------------------             -------------------                          Securities Underlying
                                            Year          Salary ($)                            Options (#)
Richard A. Sullivan
President and Chief Executive Officer       1995         109,600
                                            1994         103,021                                200,000

Bruce Lynch                                 1994          47,687                                  0
(Resigned as President and Chief
Executive Officer on April 28, 1994)

Peter C. Yeung                              1994          49,228                                  0
(Resigned as President and Chief            1993          73,843                                  4,000
Executive Officer on January 5, 1994)       1992          75,996

(1)  During the fiscal year ended June 30,  1994,  three  persons  consecutively held the position of President and Chief  Executive  Officer.  Mr. Sullivan
     became President and Chief Executive Officer on May 1, 1994. Bruce W. Lynch
     served as President  and Chief  Executive  Office from January 5, 1994,  to
     April 30, 1994,  and received  $47,687 in salary.  Peter C. Yeung served as
     President and Chief  Executive  Officer until January 5, 1994,  and, during the  fiscal  year,  received  $49,228.20  in  salary.  Mr.  Yeung  received additional compensation under the provisions of a severance agreement.
 (2) The Company has no stock appreciation rights plan.  The Company has an incentive stock option plan.

Options Exercises and Year-End Value Table

     The table below sets forth information regarding (i) the exercise of stock options by the Named Officer during the fiscal year ended June 30, 1994, (ii) the number of unexercised options held by the Named Officer as of June 30, 1994, and (iii) the value as of June 30, 1994, of unexercised in-the-money options held by the Named Officer.

                                                          Number of Securities Underlying      Value of Unexercised
Unexercised Options In-the-Money Options
                       Shares Acquired          Value             at Year-End (#)               at Year-End ($)
     Name              on Exercise (#)      Realized ($)    Exerciseable/Unexerciseable Exerciseable/Unexerciseable (1)
     ----              ---------------      ------------    --------------------------- -------------------------------

Richard A. Sullivan          -0-                 -0-              100,000/100,000                13,000/13,000

(1) Value per share is based on the difference between the option exercise price per share and current market price per share of Common Stock ($0.63 per share) as of September 30, 1995.

Director Compensation

     The Members of the Board of Directors serve without cash compensation, other than reimbursement for expenses incurred in meetings of the Board of Directors of the Company.

Consulting and Related Agreements

During the fiscal year ended June 30, 1995, the Company had consulting and related agreements with the following directors:

                     Dates of Agreement/
Name of Director     Working Relationship      Compensation          Scope of Services Provided
John A. Karsten      July 1, 1994 to           $5,833.33             Accounting and Financial preparation of
                     October 31, 1994           per month            fiscal year end documentation (part time)

Susan A. Preston     February 1, 1994          $80.00 per hour       General Counsel, contract and patent
                     to February 28, 1995                            matters

                     March 1, 1995             $5,200                Part-time employment as Director
                     to July 31, 1995          per month             of Legal Affairs

                     August 1, 1995            $4,100                Part-time employment as Director
                                               per month             of Legal Affairs
                                               to present

Robert B. Lyons      May 15, 1994              $100.00 per           Marketing support, mergers, divestitures,
                                                hour                 acquisitions and special projects

     During the months of July, through September, 1994, the Company paid to Mr. Karsten an aggregate of $17,500 pursuant to the above-referenced agreement. During the months of July, 1994, through February 28, 1995, the Company paid to Ms. Preston $65,159.41 pursuant to the above-referenced agreement, and $31,698.38 as an employee of the Company, from March 1, 1995 through September 30, 1995. During the months of July, 1994, through September, 1995, the Company paid to Mr. Lyons an aggregate of approximately $1940.00 pursuant to the above-referenced agreement. The Company has employment agreements with Susan Prestor, a director; Richard A. Sullivan, an officer and director; and with Mokhtar A. Shawky and Catherine Curtis, who are officers of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information with respect to beneficial ownership of the Company's outstanding Common Stock as of September 30, 1995, (i) assuming the exercise of all exerciseable outstanding Warrants and Options; (ii) assuming the conversion into Common Stock of all Preferred Series C Shares outstanding; and (iii) assuming the conversion into Common Stock of all Debentures, (a) by each person who is known by the Company to own beneficially more than five percent of the shares of the Company's Common Stock; (b) by each director of the Company; (c) by each of the Company's executive officers named in the Summary Compensation Table; and (d) by all directors and officers as a group.

                                                                        Beneficial Ownership
                                                              ----------------------------------
              Shareholder Name                                Number of
                                                               Shares                 Percent
                                                              ----------            ------------
              Stanley Becker (1)                              2,164,166              14.07
              Peter C. Yeung (2)                              1,362,975               8.86
              Max Goldring Trust (3)                          1,334,000               8.67
              Tzium-Shou Lee (4)                                981,917               6.38
              Samuel E. Benjamin, MD (5)                        898,333               5.84
              Linda Jacobsen Franklin (6)                       829,166               5.39
              Wespercorp Voting Trust (7)                       658,750               4.46
              John A. Karsten (8)                               496,614               3.23
              Robert B. Lyons (9)                               105,000                 *
              Richard A. Sullivan (10)                          100,000                 *
              Joseph Caligiuri (11)                              37,500                 *
              Susan L. Preston (11)                              30,000                 *
              Jacob Y. Terner (11)                               37,500                 *
           All officers and  directors                          806,114                5.24
           as a group (7 persons)  (12)

*    Less than one percent
1.   Mr.  Becker's  address is 55 East End Avenue,  Apt. 7A, New York,  New York
     10028.
2. Includes 1,329,000 shares of Common Stock, owned of record by Mr. Yeung; also includes 31,975 1993 Debentures Shares and 2,000 1993 Debentures Warrants Shares. Mr. Yeung's address is 9 Rocky Glen, Irvine, California 92714.
3. Includes the A Warrants, which are exercisable. Max Goldring Trust's address is c/o Paul Garrett, Trustee, 11920 Currituck Drive, Los Angeles, California, 90049.
4. Includes the A Warrants, which are exercisable. Mr. Lee's address is 924 Maple Road, Flessmoor, Illinois, 60422.
5.   Dr.  Benjamin's  address is 2763 Roscomare  Road, Los Angeles,  California,
     90077.
6. Includes the A Warrants, which are exercisable. Ms. Franklin Jacobsen's address is 201 E 17 Street, New York, New York, 10003.
7. Represents Common Stock beneficially owned by Union Bank. Wespercorp Voting Trust's address is 7390 Lincoln, Garden Grove, California, 92641.
8. Includes 451,614 shares of Common Stock, owned of record by Mr. Karsten; also includes options to purchase 37,500 shares of Common Stock, which options were vested.
9. Reflects those options to purchase such number of shares shown, which options were granted pursuant to the ISO Plan. Also includes options to purchase 85,000 shares of Common Stock, which options were vested pursuant to the April, 1994 and April, 1995 grants each of 60,000 Chairman's Options.
10. Reflects those options to purchase such number of shares shown, which options were granted pursuant to the ISO Plan.
11. Reflects those options to purchase shares of Common Stock, which options were vested.
12. Includes all shares of Common Stock and options referenced in footnotes 8, 9, 10, and 11, above, and includes an option granted to an executive officer of the Company, who is not a director, which options are exercisable within 60 days of the date of this Annual Report for 6,000 shares of Common Stock. The address of the foregoing persons is c/o the Company at 7390 Lincoln Way, Garden Grove, California, 92641.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

12% Convertible Subordinated Debentures

     In December, 1981, the Company sold an aggregate of $3,000,000 of 12% Convertible Subordinated Debentures. In December, 1984, the Debentures were converted into shares of Series A Preferred Stock; in January, 1988 the shares of Series A Preferred Stock were converted into shares of Series C Preferred Stock and Common Stock; and since then substantially all of the shares of Series C Preferred Stock have been converted into shares of Common Stock. As of the date of this Annual Report, there are 1,555 shares of Series C Preferred Stock outstanding. The Company was required to redeem the shares of Series C Preferred Stock on September 1, 1995 at the price of $14.9333 per share. The holders of Series C Preferred Stock were notified by the Company on November 3, 1995, (the "Notice"), that under the terms of the redemption rights of Series C Preferred Stock, the delay in redeeming the preferred shares has caused in an increase in the price per share to $15.93. The Notice also indicated the Company's intent to redeem the shares, such date of redemption to be established by January 3, 1996. At the date of this Annual Report, the Company's aggregate liability to the holders of preferred stock is $24,777.82.

Fireman's Fund

     In the Company's 1987 fiscal year, the Company settled a lawsuit with Fireman's Fund Insurance Company ("Fireman's Fund") that related to a terminated contract with respect to which Fireman's Fund had provided the Company with a performance bond. As part of such settlement, the Company issued to Fireman's Fund, 41,175 shares of common stock, and also issued the Fireman's Fund Option to purchase an additional 134,380 shares of Common Stock at an exercise price of $0.008 per share. On November 15, 1995, Fireman's Fund exercised their option, pursuant to notice by the Company to Fireman's Fund to exercise the Option or such option would terminate on November 20, 1995, under the terms of the option.

1991 Recapitalization

Restructure of  Union Bank Loan

     In January, 1988, the Company executed a series of agreements with Union Bank that resulted in a restructuring of loans payable of approximately
$3,929,000 to Union Bank and included issuance of 100,000 shares of each of Series B Preferred Stock, Series D Preferred Stock and Common Stock to Union Bank. Pursuant to the Company's 1991 Recapitalization, then-owing principal balance of remaining loans payable to Union Bank was converted into a long-term note in the amount of $244,000, maturing in January, 1996. Union Bank converted all of the shares of Series B Preferred Stock and Series D Preferred Stock plus accrued dividends of $175,000 into 563,750 shares of Common Stock and established a voting trust (the "Wespercorp Voting Trust"). Appointees designated by the Company as Trustees are empowered with the voting rights of the shares of common stock represented in the Wespercorp Voting Trust. The trustees of the Wespercorp Voting Trust are three executive officers of the Company. The trustees have full voting power except under certain conditions relating primarily to a merger or sale of the Company. The balance of the long-term note was repaid in January, 1994, concurrently with the Company's acquisition of the Source Subsidiary.

     As a material part of the 1991 Recapitalization, three persons purchased the $500,000 convertible 1991 Debentures, which debentures were converted into shares of Common Stock in December, 1991, at a conversion price of $0.50 per share (or an aggregate of 1,000,000 shares of Common Stock). Currently with the purchase of the 1991 Debentures, the persons became executive officers of the Company. In addition, each of such persons purchased 262,500 Recapitalization Shares for $0.50 per share in consideration of the Recapitalization Shares Notes. Such persons were also granted nonstatutory options to purchase an aggregate of 775,000 shares of Common Stock under the 1981 ISO Plan.

Business Acquisitions

     On January 21, 1994, the Company acquired all of the capital stock of the Source Subsidiary from MicroProbe. Under the terms of the acquisition agreement, the Company paid MicroProbe $2.45 million, of which $1.5 million was paid in cash and $950,000 is in the form of the non-interest-bearing, subordinated, collateralized MicroProbe Note, all due and payable on March 27, 1995.

     Under a five-year MicroProbe Supply Agreement, the Company was obligated to supply to MicroProbe the Affirm(R) Processors and the Affirm(R) Scanners. MicroProbe was to provide the Company with firm quarterly orders with monthly delivery schedules. In May, 1994, MicroProbe Corporation ("MicroProbe") ceased all sales and marketing of the Affirm products and purported to terminate its Supply Agreement with the Company.

     In November, 1994, the Company and MicroProbe entered into an agreement to settle all outstanding issues between them. As part of such settlement, the Company's promissory note in favor of MicroProbe was canceled. The note balance was recorded as a reduction in the excess of cost of fair value of net assets acquired from MicroProbe. The removal of the promissory note increased the Company's working capital. The Company and MicroProbe also entered into a royalty agreement with a reduced maximum payment, that will expire in March, 2000, and provides for the Company to pay up to a maximum of $375,000 on future shipments of Source-manufactured products that utilize certain technologies owned by the Company as of January 21, 1994, as the result of MicroProbe's sale to the Company of the Source Subsidiary. The obligation for royalty payments commenced in April, 1995, at a rate of two percent of the net sales of such products and, 12 months later, will increase to two and one-half percent. The Company's cost-of-goods-sold will increase on all products on which a royalty is to be paid, however, price adjustments have been made to compensate for royalty payments.

Wespercorp Business

     In November, 1992, the Company entered into an agreement with a private group ("Wesper") for the sale and license back of all assets and liabilities assignable to the Wespercorp Business. By agreement dated May, 1994, the licensing agreement, and all subsequent agreements with Wesper relating to the

Wespercorp Business were terminated. As of June 30, 1995, a balance of approximately $9,800 in accounts receivable for sales to customers of the Wespercorp Business remained to be collected and retained by the Company as part of the May, 1994, agreement. In May, 1994, the Company transferred certain assets and inventory to Wesper.

Severance and Separation Agreements

Peter C. Yeung, former President and CEO As the result of an agreement with the Company effective in January, 1994, Mr. Yeung received severance compensation of $53,970.50 in the 3rd and 4th quarters of fiscal year ended June 30, 1994, and $49,995.96 in the first and second quarters of fiscal year ended June 30, 1995. A final payment of $4166.33, for severance and any outstanding obligations due to Mr. Yeung by the Company was applied to the annual interest payment due on a five-year promissory note bearing interest at 7% per annum, which Mr. Yeung executed for consideration of his exercise of stock options for 206,500 shares of Common Stock (granted under the ISO Plan) at an exercise price of $0.50 per share. The promissory note is collateralized by such shares. The Company has also extended the term to June 30, 1996, for payment of Mr. Yeung's Recapitalization Shares Note, the principal balance of which at the date of this Annual Report is $66,250. Medical coverage through and including January, 1996, is provided by the Company to Mr. Yeung unless he obtains medical coverage through another entity, whether or not employment-related.

John A. Karsten, a director, former Corporate Secretary and former Chief Financial Officer By an agreement dated July, 1994, the Company paid Mr. Karsten $21,552 in severance and as payment for part-time consulting services provided to the Company through October, 1994. In addition, COBRA group health insurance benefits paid by the Company for Mr. Karsten continued under the Company's plans until June 30, 1995. The Company extended the term to June 30, 1999, for payment of Mr. Karsten's Recapitalization Shares Note, the principal balance of which at the date of this Annual Report is $121,250. The Recapitalization Shares Note is collateralized by Mr. Karsten's 262,500 Recapitalization Shares. In addition, Mr. Karsten executed a note payable to the Company, which note bears interest at seven percent per annum for a maximum term of five years, to enable him to exercise fully-vested options for 81,375 shares of Common Stock at a price of $0.50 per share. Such options were granted under the ISO Plan. The resulting shares of Common Stock collateralize the note.

Letter of Intent, XCEL Corporation

A non-binding letter of intent was signed between the Company and XCEL Corporation, a privately-held corporation with operations in California and Massachusetts, and internationally in Japan and the United Kingdom. XCEL is a diversified electronics manufacturer specializing in custom integrated data input and display subsystems and components. Closing of the business combination was anticipated to occur by August 30, 1995, contingent upon certain accomplishments by both parties relating to additional funding and financial improvements. The parties have agreed to remain strategic alliance partners, despite their decision not to close the business combination transaction.

Letter of Intent, Lifestream Diagnostics, Inc.

     The Company executed a letter of intent with Lifestream Diagnostics, Inc., of Sandpoint, Idaho, for Source's exclusive worldwide rights to provide production services for Lifestream's diagnostic product line. Lifestream is in final-phase clinicals for FDA approval of an instrument designed to accurately measure cholesterol and HDL levels in one minute from a random drop of blood. Under the terms of the letter, Source would acquire a 20% interest in Lifestream. Although both managements anticipated completion of a definitive agreement by August 15, 1995, the agreement remains contingent on the successful completion of certain conditions which have not been completed at the date of this report, not limited to, FDA approval of the subject Lifestream instrumen.

Subsequent Events

Biopool International, Inc.

     On September 27, 1995, the Company signed a letter of intent concerning the proposed acquisition of Source by Biopool International, Inc., (Nasdaq:BIPL). A Plan of Merger agreement was signed by the parties on November 3, 1995, which agreement was terminated on December 4, 1995. The merger had been dependent upon several conditions precedent being met by both parties.

     On September 29, 1995, the Company executed a promissory note for $180,000 (the "Note"), at the per annum interest rate of 7%, to which Biopool is the holder. The terms of the Note provide a repayment date of March 28, 1996, and is subordinated to the rights of Silicon Valley Bank, on all collateral except intellectual properties and other intangible assets, and equipment and fixtures.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Index to Exhibits:

   2.1 Acquisition Agreement, dated January 21, 1994, between the Registrant and MicroProbe Corporation. (Incorporated by reference from Exhibit 1 to Registrant's Current Report on Form 8-K dated January 28, 1994.)

   3.1    Articles  of  Incorporation  of  the  Registrant,  together  with  all amendments thereto, through and including September 26, 1988. (Incorporated by reference from Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1988 (the "1988 10-K").)

   3.2 Certificate of Determination of Preferences, Rights and Limitations of Preferred Stock of the Registrant. (Incorporated by reference from Exhibit 3 to the Registrant's Current Report on Form 8-K dated January 28, 1988 (the "January, 1988 8-K").)

   3.3 Certificate of Amendment of Articles of Incorporation of the Registrant filed with the Secretary of State of California on February 25, 1991. (Incorporated by reference from Exhibit 10.22 to the Registrant's Current Report on Form 8-K dated February 28, 1991 (the "February, 1991 8-K").)

   3.4    Certificate  of  Amendment  of  Articles  of   Incorporation   of  the
          Registrant Incorporation filed with the Secretary of State of California on October 31, 1991. (Incorporated by reference from
          Exhibit 3.4 to the Registrant's Registration Statement on Form SB-2 filed August 24, 1994 (the "1994 SB-2").)

   3.5 Certificate of Amendment of Articles of Incorporation of the Registrant filed with the Secretary of State of California on March 30, 1992. (Incorporated by reference from Exhibit 3.5 to the Form SB-2)

   3.6 Bylaws of the Registrant as amended through 1988. (Incorporated by reference from Exhibit 3.2 of the 1988 10-K.)

   3.7 Amendments to Bylaws of the Registrant as approved in February, 1989, and October, 1991. (Incorporated by reference from Exhibit 3.7 to the Form SB-2.)

  *3.8    Certificate  of  Amendment  of  Articles  of   Incorporation   of  the
          Registrant filed with the Secretary of State of California on December 27, 1994.

   9.1 Voting Trust Agreement between Union Bank and certain officers of the Company dated February 25, 1991. (Incorporated by reference from
          Exhibit 10.23 to the February, 1991 8-K.)

  10.1 Recapitalization Agreement dated February 4, 1991, among the Registrant, FSG, Inc., a wholly-owned subsidiary of the Registrant, Union Bank, Fireman's Fund Insurance Company and certain investors of the Registrant. (Incorporated by reference from Exhibit 10.20 to the February, 1991 8-K.)

  10.2 Standard Industrial Lease -- Net, as amended to date, between GOCO REALTY FUND I, f/k/a Glenborough Operating Co. Ltd, and the Registrant, as successor-in-interest to Quixote Corporation. (Incorporated by reference from Exhibit 3.7 to the Form SB-2.)

  10.3 Single-Tenant Building Lease dated May, 1993, between the Registrant and the Irvine Company for the period May 1, 1993, through April 30, 1998. (Incorporated by reference from Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993.)

  10.4 Amended and Restated Placement Agency Agreement between the Registrant and First Equity Capital Securities, Inc. (Incorporated by reference from Exhibit 3.4 to the Amendment Number 1 of the Registrant's Registration Statement on Form SB-2 filed October 7, 1994 (the "Amendment No. 1 of the 1994 SB-2").)

  10.5 Promissory Note for $950,000, dated January 21, 1994, by the Registrant in favor of MicroProbe Corporation, including Subordination Agreement, dated January 21, 1994, of MicroProbe Corporation in favor of Silicon Valley Bank. (Incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 1994 (the "January, 1994 8-K").)

  10.6 Security Agreement, dated January 21, 1994, by the Registrant in favor of MicroProbe Corporation. (Incorporated by reference from Exhibit
          10.2 to the January, 1994 8-K.)

  10.7 UCC-1 Financing Statement, dated January 21, 1994, by the Registrant in favor of MicroProbe Corporation. (Incorporated by reference from Exhibit 10.3 to the January, 1994 8-K.)

  10.8 Supply Agreement, dated January 21, 1994, between the Registrant and MicroProbe Corporation. (Incorporated by reference from Exhibit 10.6 to the January, 1994 8-K.)

  10.9 License Agreement, dated January 21, 1994, between the Registrant and MicroProbe Corporation. (Incorporated by reference from Exhibit 10.7 to the January, 1994 8-K.)

  10.10   Loan and  Security  Agreement,  dated  January 21,  1994,  between the
          Registrant, Alton Instruments Corporation, and Source Scientific Systems Inc., and Silicon Valley Bank. (Incorporated by reference from
          Exhibit 10.10 to the January, 1994 8-K.)

  10.11 Schedule to Loan and Security Agreement, dated January 21, 1994, between the Registrant, Alton Instruments Corporation, and Source Scientific Systems, Inc., and Silicon Valley Bank. (Incorporated by reference from Exhibit 10.11 to the January, 1994 8-K.)

  10.12 Cross-Corporate Continuing Guaranty between the Registrant, Alton Instruments Corporation and Source Scientific Systems, Inc., in favor of Silicon Valley Bank. (Incorporated by reference from Exhibit 10.12 to the January, 1994 8-K.)

  10.13 UCC-1 Financing Statement, dated January 21, 1994, by the Registrant in favor of Silicon Valley Bank. (Incorporated by reference from Exhibit 10.13 to the January, 1994 8-K.)

  10.14 Standard Sub Lease dated May 2, 1994, between the Registrant and Spot International, Inc., dba Spot Sport, for the period June 1, 1994 through April 30, 1998. (Incorporated by reference from Exhibit 10.14 to the Amendment Number 1 of the 1994 SB-2.)

  10.15 Letter of Intent dated February 7, 1995, between the Company and OnBase Technology, Inc., for the acquisition of the Lamda technology. (Incorporated by reference from Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB for the period ending December 31, 1994.)

  10.16 Press release issued by the Registrant on February 8, 1995, indicating the Company's change of name from Alton Group, Inc., to Source Scientific, Inc., and the new trading symbol, "SSF". (Incorporated by reference from Exhibit 99.1 to the Registrant's Quarterly Report on Form 10-QSB for the period ending December 31, 1994.)

  10.17 Purchase Price Adjustment, Royalty, and Release Agreement between the Registrant and MicroProbe Corporation dated November 23, 1994. (Incorporated by reference from Exhibit 10.1 to the Registrant's Current Report on Form 8-K, dated November 30, 1994.)

  10.18 Settlement Agreement and Mutual Release between the Registrant and The Irvine Company dated November 7, 1994. (Incorporated by reference from
          Exhibit 10.2 to the Registrant's Current Report on Form 8-K, dated November 30, 1994.)

  10.19 Factoring Agreement between the Registrant and Silicon Valley Bank, dated February 2, 1995. (Incorporated by reference from Exhibit (a) to the Registrant's Quarterly Report on Form 10-QSB, dated May 18, 1995.)

 *10.20 Single-Tenant Standard Industrial Lease -- Net, dated January 30, 1995, between the Company and TR Brell CAL Corp for the period February 1, 1995 through January 31, 2002.

 *10.21   Form  of  debenture  with  issuance  of  warrants,   executed  by  the
          Registrant for eight debentures issued in November, 1994 through February, 1995.

 *10.22 Form of debenture executed by the Registrant for six debentures issued in May and June, 1995.

 *10.23 Letter of Intent dated September 27, 1995, between the Company and Biopool International, Inc.
          regarding a proposed merger/combining of business interests.

 *10.24 Promissory Note, dated September 29, 1995, by the Registrant in favor of Biopool International, Inc.

  17.1 Resignation of Jacob Y. Terner as a director, effective September 30, 1995. (Incorporated by reference from 8-K filed October 13, 1995.)

  21.1    List of subsidiaries of the Registrant.

 *23.1    Consent of Coopers & Lybrand L.L.P.

 *27.0 Financial Data Schedule (included with EDGAR electronic filing of this report with the Securities and Exchange Commission, and not attached as an exhibit herein.)

-------------------

*    Items so noted are filed herewith.


                      REPORTS FILED ON FORM 8-K DURING THE
                          FOURTH QUARTER OF FISCAL YEAR
                              ENDED JUNE 30, 1995:

1. On June 12, 1995, the Registrant filed a current report on Form 8-K disclosing a non-binding letter of intent dated May 26, 1995, with XCEL Corporation, a diversified international electronics manufacturer specializing in custom integrated date input and display subsystems and components. A definitive merger agreement was contingent upon the parties satisfying certain conditions and completion of respective due diligence reviews. The Company also disclosed the temporary reduction of the exercise price of the Company's outstanding A Warrants from $0.60 to $0.18, commencing June 13, 1995 and terminating July 13, 1995.

2. On June 29, 1995, the Registrant filed a current report on Form 8-K disclosing a non-binding letter of intent dated June 26, 1995, with Lifestream Technologies, Inc. (OTC BB:LFST), a Nevada corporation. The terms of the letter would grant to the Company certain production rights in professional and home care markets for Lifestream's diagnostics product line. In addition, the Company may acquire 20% of Lifestream, for an amount and type of consideration to be negotiated.


               REPORTS FILED ON FORM 8-K SUBSEQUENT TO FISCAL YEAR
                              ENDED JUNE 30, 1995:

1. On September 30, 1995, the Registrant filed a current report on Form 8-K disclosing a non-binding letter of intent dated September 27, 1995, for the acquisition of the Company.

2. On September 30, 1995, the Registrant filed a current report on Form 8-K announcing the acceptance of the resignation of Dr. Jacob Y. Terner as a director of the Company, due to increased responsibilities of Dr. Terner's other business interests. The current Board of Directors has decided to not fill the vacancy immediately.

3. On November 8, 1995, the Registrant filed a current report on Form 8-K disclosing an Agreement and Plan of Merger to be acquired by Biopool
         International, Inc. The terms of the merger would result in the exchange of Source Scientific common stock for shares of Biopool common stock.

             In accordance with Section 13 or 15(d) of theExchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Source Scientific, Inc.


                                            By: /s/ Richard A. Sullivan
                                                --------------------------
                                                Richard A. Sullivan
December 13, 1995                               President and
                                                Chief Executive Officer


             In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURES                TITLES                      DATES


          /s/ Robert B. Lyons      Director and Chairman      December 13, 1995
          ---------------------
          Robert B. Lyons


          /s/ Richard A. Sullivan  Director, President and    December 13, 1995
          ---------------------
          Richard A.  Sullivan     Chief Executive Officer


          /s/ John A. Karsten      Director                   December 13, 1995
          ---------------------
          John A. Karsten


          /s/ Susan L. Preston     Director of Legal Affairs  December 13, 1995
          ---------------------    Director
          Susan L. Preston

                                   Director                   December 13, 1995
          ---------------------
          Joseph F. Caligiuri


          /s/ Mokhtar A.Shawky     Chief Financial Officer    December 13, 1995
          ---------------------    Principal Financial Officer,
          Mokhtar A. Shawky        and Principal Accounting Officer