Form 10QSB
period 1995-12-31
SOURCE SCIENTIFIC INC
filed 1996-02-21
CIK 312835

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                  Form 10-QSB

                               ------------------

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For  the  quarterly  period  ended December 31,  1995

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the transition period from __________ to __________

                               ------------------

                         Commission file number 1-8311

                            SOURCE SCIENTIFIC, INC.
       (Exact name of small business issuer as specified in its charter)


               California                              95-2943936
     (State or other jurisdiction                    (I.R.S.  Employer
     of incorporation or organization)               Identification No.)


                7390 Lincoln Way, Garden Grove, California 92641
              (Address of principal executive offices) (Zip Code)

                                 (714)898-9001
                           Issuer's telephone number

                               ------------------

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes No __.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of February 9, 1996: 18,758,976

     Transitional  Small  Business Disclosure Format (Check one): Yes __ No X .

================================================================================

ITEM 1.  Financial Statements:

                             SOURCE SCIENTIFIC, INC.
                           CONSOLIDATED BALANCE SHEETS
                    As of December 31, 1995 and June 30, 1995

                                     ASSETS

                                             DECEMBER 31, 1995
                                               (UNAUDITED)        JUNE 30, 1995
Current Assets:
     Cash and cash equivalents              $    4,000            $      35,000
     Accounts receivable, net                  302,000                  449,000
     Inventories                             1,379,000                1,269,000
     Other current assets                      191,000                  180,000
                                             ---------                ---------
              Total current assets           1,876,000                1,933,000

Property and equipment, net                     62,000                  121,000
Excess of cost over fair value of net
   assets  acquired, less accumulated
   amortization of $17,000 (December,
   1995); $12,000 (June, 1995)                  73,000                   78,000
Other assets, net                               74,000                   81,000
                                             ----------               ---------
         Total assets                       $2,085,000               $2,213,000
                                             =========                =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                        $ 911,000                $ 868,000
     Accrued expenses                          237,000                  204,000
     Customer deposits                          35,000
     Notes payable, current portion            260,000                  387,000
     Deferred rent, current portion              2,000                    2,000
     Lease obligation, current portion               0                   30,000
                                             ---------                ---------
         Total current liabilities           1,445,000                1,491,000
 eferred rent                                  240,000                  230,000
                                             ---------                ---------
         Total liabilities                   1,685,000                1,721,000
                                             ---------                ---------


Redeemable Series C Convertible preferred
     stock;  no par  value,  authorized
     1,000,000 shares, issued and
     outstanding 1,555 shares, liquidation
     value at June 30, 1995, $14 per share;
     at December 31, 1995, $16.93 per share     26,000                   23,000
Shareholders' equity
     Common stock; no par value, authorized
       75,000,000 shares; 15,520,476 and
       14,612,034 shares issued and outstanding
       at December 31, 1995 and June 30, 1995,
       respectively                         20,861,000               20,744,000
     Accumulated deficit                   (20,164,000)             (19,952,000)
     Shareholder notes receivable             (323,000)                (323,000)
                                            ----------               ----------
         Total shareholders' equity            374,000                  469,000
                                            ----------               ----------
              Total liabilities and
                shareholders' equity        $2,085,000               $2,213,000
                                             =========                =========


                (See notes to consolidated financial statements.)

                             SOURCE SCIENTIFIC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three and Six Months Ended December 31, 1995 and December 31, 1994
                                   (UNAUDITED)


                                               Three Months Ended                Six months Ended
                                                 December 31                        December 31
                                             ----------------------          ------------------------
                                                1995         1994              1995           1994
                                             ---------    ---------          ----------     ---------

Product sales                                $735,000      $605,000          $1,333,000    $1,514,000
Research contract sales                        17,000       101,000              34,000       184,000
Service contract sales                        369,000       470,000             857,000       873,000
                                            ---------     ---------           ---------     ---------
       Total net sales                      1,121,000     1,176,000           2,224,000     2,571,000
                                            ---------     ---------           ---------     ---------

Cost of product sales                         483,000       316,000             938,000     1,028,000
Cost of research contract sales                 8,000        66,000              16,000       112,000
Cost of service contract sales                210,000       283,000             434,000       384,000
                                              -------       -------           ---------     ---------
       Total cost of sales                    701,000       665,000           1,388,000     1,524,000
                                              -------       -------           ---------     ---------

       Gross profit                           420,000       511,000             836,000     1,047,000

Selling, general and administrative           332,000       436,000             630,000       957,000
Research and development                      208,000       279,000             406,000       502,000
                                              -------       -------             -------       -------
       Operating income (loss)               (120,000)     (204,000)           (200,000)     (412,000)
                                              -------       -------             --------      -------

Interest, net                                  10,000        10,000              11,000        25,000
                                              -------       -------             -------       -------
       (Loss) from continuing operations     (130,000)     (214,000)           (211,000)     (437,000)
                                              -------       -------             --------      -------
Extraordinary items
       Gain from reduction of
         lease obligation                           0             0                           309,000
                                              -------       -------             ------0       -------

       Net (loss)                           ($130,000)    ($214,000)          ($211,000)    ($128,000)
                                              =======       =======             ========      =======

Per common share amounts
     Continuing operations                       (.01)         (.02)               (.01)         (.04)
     Extraordinary item                           .00           .00                 .00           .03
                                                -----          ----                ----          ----
       Net (loss)                              ($0.01)       ($0.02)             ($0.01)       ($0.01)
                                                 ====          ====               =====         =====

Weighted average number of
   common shares outstanding               15,401,000     9,871,000          15,401,000     9,871,000
                                           ==========     =========          ==========     =========

                (See notes to consolidated financial statements.)

                             SOURCE SCIENTIFIC, INC.
                         CONSOLIDATED STATEMENTS OF CASH
                FLOWS For the Six Months Ended December 31, 1995
                              and December 31, 1994
                                   (UNAUDITED)

                                                        Six months Ended
                                                           December 31
                                                     --------------------------
                                                        1995            1994
                                                     ----------       ---------

Cash flows from operating activities
     Net income (loss)                              ($212,000)        ($128,000)
                                                      -------           -------

     Adjustments to reconcile income (loss)
       to net cash used in operating activities
         Depreciation and amortization                 63,000            39,000

     Effect on cash of changes in operating
       assets and liabilities
         Accounts receivable                          147,000            47,000
         Inventories                                 (110,000)          225,000
         Other current assets and other assets         (3,000)          (78,000)
         Accounts payable and accrued expenses         76,000           135,000
         Other liabilities                             35,000          (485,000)
         Deferred rent                                (20,000)          (30,000)
                                                       ------            ------

              Total adjustments                       188,000          (147,000)
                                                      -------           -------

              Net cash used in operating activities   (24,000)         (275,000)
                                                       ------           -------
Cash flows from investing activities:
     Capital expenditures                                   0           (26,000)
                                                       ------            ------
         Net cash used in investing activities              0           (26,000)
                                                       ------            ------

Cash flows from financing activities:
     Change in Redeemable Series C Preferred Stock      3,000
     Change in common stock                           117,000
     Proceeds from notes                                    0           422,000
     Payments or cancellation of notes               (127,000)          (35,000)
                                                      -------           -------
         Net cash provided by financing activities     (7,000)          387,000
                                                      -------           -------

Net increase (decrease) in cash and cash equivalents  (31,000)           86,000

Cash and cash equivalents at beginning of period       35,000            64,000
                                                       ------           -------

Cash and cash equivalents at end of period             $4,000          $150,000
                                                       ======           =======

Non Cash Transactions

   During the six months ended December 31, 1995, 24,000 warrants were exercised for an equal number of common shares of the Company's stock with debentures in the amount of $4,320; and debentures in the amount of $20,680 were converted into 103,400 common shares of the Company's stock.

   During the six months ended December 31, 1995, options with a value of $1,075 were exercised.

                (See notes to consolidated financial statements.)

                             SOURCE SCIENTIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                   (UNAUDITED)

NOTE 1 - INTERIM ACCOUNTING POLICY

The accompanying consolidated financial statements have not been audited by independent certified public accountants, but in the opinion of Source Scientific, Inc. and its subsidiaries (the "Company"), such unaudited statements include all adjustments necessary for a fair presentation of the financial position of the Company and its consolidated subsidiaries as of December 31, 1995, and the results of operations and changes in cash flow for the six-month periods ended December 31, 1995, and December 31, 1994. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the six-month period ended December 31, 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - PER COMMON SHARE AMOUNTS

Per common share amounts are determined by dividing the weighted average number of common shares outstanding during the period into the relevant statement of operations caption. Fully diluted and primary per common share amounts were the same for the six months ended December 31, 1995, while for the six months ended December 31, 1994, fully diluted per common share amounts would have been anti-dilutive.

NOTE 3 - ACCOUNTS RECEIVABLE:

Accounts receivable are summarized as follows:
                                                 December 31,          June 30,
                                                   1995                 1995

Trade receivables                                 $ 322,000           $ 469,000
     Less: Allowance for doubtful accounts          (20,000)            (20,000)
                                                   --------             -------

Net accounts receivable                           $ 302,000           $ 449,000
                                                   ========            ========

NOTE 4 - INVENTORIES:

Inventories are summarized as follows:
                                                  December 31,         June 30,
                                                    1995                1995

Raw materials                                    $1,164,000          $1,124,000
Work in process                                     285,000             180,000
Finished goods                                      125,000             171,000
                                                  ---------           ---------

                                                  1,574,000           1,475,000
     Less allowance for inventory obsolescence
       and excess quantities                       (195,000)           (206,000)
                                                  ---------           ---------

Net inventories                                  $1,379,000          $1,269,000
                                                  =========           =========

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:
                                                  December 31,        June 30,
                                                    1995               1995
                                                  -----------         ---------
Machinery, equipment and tooling                    $290,000           $290,000
Leasehold improvements                                34,000             34,000
Furniture and fixtures                                59,000             59,000
                                                     -------            -------
                                                     383,000            383,000
     Less accumulated depreciation and amortization (321,000)          (262,000)
                                                     -------            -------
Net property and equipment                           $62,000           $121,000
                                                      ======            =======

NOTE 6.  NOTES PAYABLE:

Notes Payable include:
                                                  December 31,         June 30,
                                                    1995                1995
                                                  -----------         ---------
Note payable to Biopool International bearing
   interest at 7%, all due and payable on           $180,000          $       0
   March 28, 1996. The Company renegotiated the Note to be paid on a payment schedule with principal payments of $20,000 on February
   15th and each 15th day of the months July through November, 1996; a principal payment of $15,000 plus accrued interest of $5,688.22 on March 15, 1996; principal payments of $5,000 each on the 15th day of the months April through June, 1996;
   and a final principal payment of $30,000 and accrued interest of $6,033.98 on December 15, 1996.

Loan payable to Silicon Valley Bank (the "Bank")
   under a line of credit (the "Revolving Loan             0           $304,000
   Facility") with a maximum amount of $500,000, or $1,000,000 subject to the Company implementing lockbox arrangements regarding its accounts receivable, or 65% of qualifying accounts receivable, collateralized by substantially all assets of the Company, interest at 3% over the Bank's reference rate (10.75% at September 30, 1994; 9.6% at June 30, 1994), payable monthly. During October, 1994, the Bank agreed to increase the Company's availability under the Revolving Loan Facility to $600,000.
   In December, 1995, the revolving loan was repaid by the Company.

Debentures payable to a former officer and two other
   unaffiliated individuals  in the face amount of    60,000             60,000
   in the face amount of $20,000 each, convertible at any time into shares of the Company's common stock at the conversion price of $0.75 per share or as adjusted in accordance with the agreement, with warrants attached to purchase one share of the Company's common stock for each $10.00 of debentures at the amended price of $0.75 per share, exercisable at any time through May 3, 1998, principal and interest at 9.75%. The due dates are being negotiated for two debentures due June
   30, 1995, and the remaining debenture due October
   30, 1995.

Notes payable uncollateralized, interest at 8%
   to 10% with due dates ranging from January,
   1997 to  April, 1997.                               20,000            23,000
                                                     --------          --------
                                                     $260,000          $387,000
                                                     =======            =======

NOTE 7.  LEASE OBLIGATION:

Lease obligation, amounting to $517,000 and $30,000 at June 30, 1994 and 1995, respectively, represents the remaining cost, net of sublease income, of the lease on the Company's prior premises. Subsequent to the acquisition of Source, the Company vacated such premises and moved all operations to the Source facility. In 1994, a portion of the net lease obligation was offset against previously recorded deferred rent. The remaining $300,000 was charged to lease obligation cost in the 1994 statement of operations. During 1995, the Company negotiated a termination of the lease. In consideration of the termination and all obligations thereunder, the Company paid its former landlord approximately $150,000 and surrendered a claim to approximately $20,000 of deposit and offsets. The remaining balance of $30,000 which was owed to the Company's former landlord at June 30, 1995 was paid in full during the six months ended December 31, 1995. The settlement reduced the Company's accrued lease obligation at June 30, 1994 by $309,000, and an extraordinary gain of this amount is reflected in the 1995 statement of operations.

     The Company's current facility is located in Garden Grove, California. The lease for the Company's facility was renegotiated, commencing January, 1995, and expires January 31, 2002. The current rental is $26,185 per month and increases to $29,131 per month on August 1, 1997, and to $32,460 on February 1, 2000. The new lease agreement represents a current monthly savings to the Company of

$3,400 through the end of the prior lease agreement. On February 7, 1996, the owners of the property which is occupied and leased by the Company filed an action against the Company for deliquent rent and possession of the real property. The Plaintiff and the Company are currently finalizing the terms for a Settlement Agreement (see Subsequent Events) to include the immediate payment of amounts in arrears for half of the rent for November, 1995, and for the months of December and January, plus a deferral of partial rent although there can be no assurance that such agreement will enable the Company to meet the payment terms with its current and projected cash flow and sources of cash. The Company is seeking a sub-lease tenant for unoccupied space in the Company's facility although there can be no assurance the Company will be successful in acquiring a tenant suitable under the conditions of sub-lease which include acceptance by the owners and property managers of the facility.


ITEM 2.  Management's   Discussion  and   Analysis  of Operations and Results of
         Operations

Results of Operations

     Comparison of 1995 to 1994, 3-month and 6-month periods ended December 31

     The following table shows the changes in operations between the 3-month and 6-month periods ended December 31, 1994 and December 31, 1995. During the second quarter ended December 31, 1995, sales declined by approximately 5% compared to the second quarter ended December 31, 1994. Sales also declined for the 6-month period ended December 31, 1995, by approximately 10% compared to the 6-month period ended December 31, 1994. For both the 3-month and 6-month periods, the Company's liquidity problems which constrained procurement of components and delayed shipments of product was a major factor. The decline was also due to the soft sales of the Lamda product line, and decrease in research contract sales. The total of back ordered products were $184,000 at December 31, 1995.

                                            3 MONTHS ENDED            3 MONTHS ENDED            CHANGE FROM
                                           DECEMBER 31, 1994        DECEMBER 31, 1995      DEC. 1994 TO DEC. 1995
                                       ----------------------------------------------------------------------------
                                            (000's)      %of          (000's)       %of         (000's)
                                           Amount       Sales         Amount        Sales       Amount     % Change
                                       ----------------------------------------------------------------------------

Net sales                                   $1,176      100.0         $1,121        100.0        ($55)       0.0
Cost of goods sold                             665       56.5            701         62.5          36        6.0
                                             -----       ----           ----         ----          --        ---
      Gross profit                             511       43.5            420         37.5         (91)      -6.0
                                               ---       ----           ----         ----          --       ----

Selling, general and administration            436       37.1            332         29.6        (104)      -7.5
Research and  development                      279       23.7            208         18.6         (71)      -5.2
                                               ---       ----            ---         ----         ---       ----
      Total operating expenses                 715       60.8            540         48.2        (175)     -12.6
                                               ---       ----            ---         ----         ---      -----

      Operating income (loss)                 (204)     -17.3           (120)       -10.7          84        6.6

Interest, net                                   10        0.9             10          0.9           0        0.0
                                               ---        ---            ---        -----          --        ---
Income (loss) from continuing                 (214)        -18.2        (130)       -11.6          84        6.6
operations

Extraordinary items
      Gain from reduction of Lease               0        0.0              0          0.0           0        0.0
        obligation                            ----        ---            ---         ----         ---        ---
      Net income (loss)                      ($214)     -18.2          ($130)       -11.6         $84        6.6
                                              ====      =====           ====         ====          ==        ===

                                            6 MONTHS ENDED            6 MONTHS ENDED            CHANGE FROM
                                           DECEMBER 31, 1994        DECEMBER 31, 1995      DEC. 1994 TO DEC 1995
                                       ----------------------------------------------------------------------------
                                            (000's)      %of          (000's)       %of         (000's)
                                           Amount       Sales         Amount        Sales       Amount     % Change
                                       ----------------------------------------------------------------------------
Net sales                                   $2,571      100.0         $2,224       100.0        ($347)       0.0
Cost of goods sold                           1,524       59.3          1,388        62.4         (136)     -3.1
                                             -----       ----          -----        ----          ---      ----
      Gross profit                           1,047       40.7            836        37.6         (211)     -3.1
                                             -----       ----            ---        ----          ---      ----

Selling, general and administration            957       37.2            630        28.3         (327)      -8.9
Research and  development                      502       19.5            406        18.3          (96)      -1.3
                                             -----       ----           ----        ----          ---       ----
      Total operating expenses               1,459       56.7          1,036        46.6         (423)     -10.2
                                             -----       ----          -----        ----          ---      -----

      Operating income (loss)                 (412)     -16.0           (200)       -9.0          212        7.0

Interest, net                                   25        1.0             11         0.5          (14)      -0.5
                                             -----        ---           ----         ---          ---       ----
Income (loss) from continuing                 (437)     -17.0           (211)       -9.5          226        7.5
operations

Extraordinary items
      Gain from reduction of Lease             309       12.0              0       0.0           (309)     -12.0
        obligation                             ---       ----           ----       ---            ---      -----
      Net income (loss)                      ($128)      -5.0           $211)     -9.5           ($83)      -4.5
                                              ====       ====            ===      ====            ===       ====

Net Sales. The decrease in net sales from the 3-month and 6-month periods ended December 31, 1994, compared to the 3-month and 6-month periods ended December 31, 1995, was primarily due to the decline in sales of the Lamda product line and the Company's inability in 1995 to acquire material needed to manufacture and fulfill purchase orders due to the Company's liquidity problem. In the absence of new research and development projects during the year, the Company's research and development resources were directed to enhance the Company's current products and develop new products which can be derived from the technologies which the Company currently possesses. During the 1995 fiscal year, the Company completed the development of one product which it started shipping in September, 1995. A second product under development is expected to be completed in September, 1996. There can be no assurance that the Company will complete development of new products on schedule or commercialize such products or systems, or, if developed, that such products will generate meaningful revenues for the Company. On an ongoing basis an average of 25 quotes to provide research and development, manufacturing and product service contracts to potential customers are in various stages of contract negotiation. There is no assurance such contracts will be awarded to the Company, or that in the event any such contracts are awarded, sufficient economic value will be realized to make a significant difference in the Company's profitability within the current year.

Cost of Goods Sold. For the quarter ended December 31, 1995, the cost of goods sold was 62.5% compared to 56.5% for the quarter ended December 31, 1994, and was 62.4% for the 6-month period ended December 31, 1995, compared to 59.3% for the 6-month period ended December 31, 1994. The increase was due to lower sales volume which reduced the manufacturing absorption for the quarter, and the decrease in the higher gross profit margin Research and Development Contracts and Service Contracts which was not offset by the increase of lower gross profit margin product sales.

Operating Expenses. Overall operating expenses declined as a percentage of sales for the 3-month and 6-month periods ended December 31, 1995, due to management's implementation of a cost reduction plan which included reduction in salary rates for all employees, reduction in the number of employees, contracts renegotiation and operating expense control. For the quarter ended December 31, 1995, the
Company realized approximately 24% reduction in selling, general and administrative expenses and 25% reduction in research and development expenses, compared to the quarter ended December 31, 1994.

Inventory Obsolescence. The allowance for inventory obsolescence and excess quantities increased by approximately $8,000 during the quarter ended December 31, 1995. This change of 5% resulted from adjusting the reserve for slow moving parts used in Lamda products. A large percentage of newly acquired inventory will be used to build units for sales in the next quarter. Historically, most materials in inventory have been used to build products under OEM contracts and, therefore, the Company has had minimal inventory obsolescence.

Liquidity and Capital Resources and Plan of Operation

         The Company continues to suffer a liquidity problem. As of the date of this report, the backlog of firm orders is growing; however, the Company's liquidity problems constrained procurement of components and delayed shipment of product. Management continues to address the Company's liquidity issue by: (i) restructuring trade debt; (ii) offering discounts in exchange for progress payments; and (iii) seeking equity capital.

         As of December 31, 1995, the operating capital is approximately $431,000 which represents an increase in the working capital of $345,000 in the last quarter. Management believes the increase in operating capital is an indication of the Company's progress towards financial stability, however, the Company still requires additional operating capital for its current operations. In January, 1996, the Company was successful in issuing $310,000 in promissory notes (See Subsequent Events) which helped to relieve the Company's critical shortage of cash to purchase raw materials. There can be no assurance that the additional operating capital obtained will be sufficient to achieve financial stability for the Company. The Company did not have any material commitments for capital expenditures as of the quarter ended December 31, 1995, or as of the date of this Report.

         The Company continued to decrease its operating costs, through its cost containment plan during the first quarter ended December 31, 1995, which included a further reduction in its workforce and combining certain job functions.

         In June, 1995, the Company entered into a non-binding letter of intent with Lifestream Technologies, Inc. ("Lifestream") pursuant to which the Company would be granted certain production rights in professional and homecare markets for Lifestream Diagnostic's product line. In addition, the Company may acquire 20% of Lifestream, for an amount and type of consideration to be negotiated. The parties are continuing due diligence proceedings and there can be no assurance that any transaction between the Company and Lifestream will close.

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

         In February 1995, the Company signed a factoring agreement with Silicon Valley Financial Services, a subsidiary of Silicon Valley Bank, to finance 80% of the face amount of the Company's accounts receivable, at a rate of 2.5% per month, plus 1% administrative fees. On December 8, 1995, the factoring agreement was revised to reduce the finance rates to 1.5% on $150,000 of receivables and 2.25% on receivables to a maximum of $250,000, plus 1% administrative fee. The Company's objective is to minimize factoring of accounts receivable and seek a line of credit with a commercial bank or finance institution. There can be no assurance the Company will be successful in meeting its commitments by minimizing factoring of its accounts receivable, or that a commercial banking or finance institution will provide favorable terms to the Company's financing needs.


PART II -- OTHER INFORMATION

ITEM 1.           Legal Proceedings

         On February 7, 1996, the owners of the property which is occupied and leased by the Company filed an action against the Company for deliquent rent and possession of the real property. The litigation is entitled TR BRELL, CAL CORP etc. versus Source Scientific, Inc., etc. et al, Orange County Superior Court Case #759297. The Plaintiff and the Company are currently finalizing the terms for a Settlement Agreement, which will include immediate payment of amounts in arrears and deferral of partial rent due over a six-month period. Management believes the that the final terms of settlement and the payment schedule for payment of the delinquent rents and current rents going forward will be acceptable to the Company. There can be no assurance that such agreement will enable the Company to meet the payment terms with its current and projected cash flow and sources of cash. The Company is seeking a sub-lease tenant for unoccupied space in the Company's facility although there can be no assurance the Company will be successful in acquiring a tenant suitable under the conditions of sub-lease which include acceptance by the owners and property managers of the facility.

     On  September  20,  1995,  the Company  filed  litigation  entitled  Source
Scientific, Inc. et al versus Scientific Measurement Systems, Inc. et al, ("SMS") located in Colorado, Orange County Superior Court Case #751112, for breach of contract and related actions. The defendant has answered and filed a cross-complaint which the Company has answered. Cross-complainants sued for breach of contract and damages. Management is continuing its negotiations with SMS and believes that a favorable settlement of the litigation will be reached, although there can be no assurance thereof.

ITEM 5.           Other Information

Subsequent Events:

         In January and February 1996, the Company received an aggregate of $310,000 in two-year Promissory Notes bearing interest at eight percent per annum, which were converted into Convertible Debentures on February 15, 1996. The terms of the Debentures provide for conversion to shares of common stock at the initial price of $0.05333 per share. With the issuance of the debentures, the Company granted to each holder of the Promissory Notes 750,000 warrants for each $100,000 of debenture into which the Promissory Notes were converted. Such warrants are exerciseable at $0.25 per warrant into an equivalent number of shares of common stock.

         In conjunction with the Company's proposed future placement of equity, as to which placement there can be no assurance that the Company will receive substantial operating funds, the Company issued 3,238,500 shares of common stock to the holders of the equivalent number of A Warrants, thereby canceling all outstanding A Warrants.

         On January 26, 1996, the Company notified holders of its Series C Preferred Stock that the Redemption Date of June 28, 1996 had been established for redeeming the preferred shares at the Redemption Price of $17.93 in accordance with the terms of the preferred certificates for the Series C Preferred Stock. At the Redemption Date, the aggregate Redemption Price to be paid by the Company is $27,881.15 to four holders of such preferred stock.

         In February, 1996, as the result of negotiations with Biopool International, the Company's Promissory Note in the amount of $180,000 due on March 28, 1996, was replaced to provide an interest rate of 7% until March 15, 1996, and 8% through the balance of the term of the Note, and a payment schedule as follows: a principal payment of $20,000 on February 15, and on each 15th day of the months July through November, 1996; a principal payment of $15,000 plus accrued interest of $5,688.22 on March 15, 1996; principal payments of $5,000 each on the 15th day of the months April through June, 1996; and a final principal payment of $30,000 and interest of $6,033.98 on December 15, 1996.


ITEM 6.           Exhibit and representation on Form 8K

         (a)   Exhibits:

               *10.24(a)   Replacement  Promissory  Note,  dated as of September
                           29,   1995,   between   the   Company   and   Biopool
                           International, Inc.

               *10.25(a)   Factoring   Agreement   between  the  Registrant  and
                           Silicon Valley Bank, dated December 2, 1995 at a financing charge of 1.5% to an aggregate of $150,000 of Purchased Receivables.

               *10.25(b)   Factoring   Agreement   between  the  Registrant  and
                           Silicon Valley Bank, dated December 2, 1995 at a financing charge of 2.5% to an aggregate of $250,000 of Purchased Receivables

               *10.26 Form of Convertible Debenture, executed in February, 1996, between the Company and four individuals who funded Promissory Notes in the aggregate amount of $350,000 in the months of January and February, 1996 which were converted into Debentures.

               27.2 Financial Data Schedule (included only with the electronic filing for the Securities and Exchange Commission, and not attached as an exhibit herein).


         (b)   Reports:

                  None

      (Items marked with * are included herewith.)


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                      SOURCE SCIENTIFIC, INC.


                                       By: /S/ RICHARD A. SULLIVAN
Date: 02-20-96                             Richard A. Sullivan
                                           President and Chief Executive Officer


                                       By: /S/ MOKHTAR A. SHAWKY
Date: 02-20-96                             Mokhtar A. Shawky
                                          Chief Financial Officer