Form 10QSB
period 1996-03-31
SOURCE SCIENTIFIC INC
filed 1996-05-15
CIK 312835

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                  Form 10-QSB

                               ------------------

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For  the  quarterly  period  ended March 31,  1996

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of May 9, 1996: 19,771,175

     Transitional  Small  Business Disclosure Format (Check one): Yes __ No X .

================================================================================

ITEM 1.  Financial Statements:

                             SOURCE SCIENTIFIC, INC.
                           CONSOLIDATED BALANCE SHEETS
                     As of March 31, 1996 and June 30, 1995

                                     ASSETS

                                                                          MARCH 31, 1996
                                                                            (UNAUDITED)            JUNE 30, 1995
                                                                           ------------            -------------
Current Assets:
     Cash and cash equivalents                                              $   16,000             $      35,000
     Accounts receivable, net                                                  791,000                   449,000
     Inventories                                                             1,352,000                 1,269,000
     Other current assets                                                      233,000                   180,000
                                                                             ---------                 ---------
              Total current assets                                           2,392,000                 1,933,000

Property and equipment, net                                                     45,000                   121,000
Excess of cost over fair value of net assets
   acquired, less accumulated amortization of
   $20,000 (March, 1996); $12,000 (June, 1995)                                  69,000                    78,000
Other assets, net                                                               70,000                    81,000
                                                                             ---------                 ---------
         Total assets                                                       $2,576,000                $2,213,000
                                                                             ==========                =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                        $ 838,000                 $ 868,000
     Accrued expenses                                                          195,000                   204,000
     Notes payable, current portion                                            760,000                   387,000
     Deferred rent, current portion                                              2,000                     2,000
     Lease obligation, current portion                                               0                    30,000
                                                                             ---------                 ---------
         Total current liabilities                                           1,795,000                 1,491,000

Deferred rent       250,000                                                    230,000
                 ----------                                                  ---------                 ---------
         Total liabilities                                                   2,045,000                 1,721,000
                                                                             ---------                 ---------


Redeemable  Series C  Convertible  preferred  stock;  no par  value,  authorized
     1,000,000 shares, issued and outstanding 1,555 shares, liquidation value at
     June 30, 1995, $14 per share; at March 31, 1996,
     $17.93 per share                                                           28,000                    23,000

Shareholders' equity
     Common stock; no par value, authorized 75,000,000 shares;
       20,103,575 and 14,612,034 shares issued and outstanding
       at March 31, 1996 and June 30, 1995, respectively                    20,877,000                20,744,000
     Accumulated deficit                                                   (20,051,000)              (19,952,000)
     Shareholder notes receivable                                             (323,000)                 (323,000)
                                                                            ----------                ----------
         Total shareholders' equity                                            503,000                   469,000
                                                                             ---------                 ---------
              Total liabilities and shareholders' equity                    $2,576,000                $2,213,000
                                                                             =========                 =========


                      (See notes to consolidated financial statements.)

                             SOURCE SCIENTIFIC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three and Nine Months Ended March 31, 1996 and March 31, 1995
                                   (UNAUDITED)



                                                                 Three Months Ended                 Nine Months Ended
                                                                        March 31                         March  31
                                                                ------------------------         ------------------------
                                                                 1996             1995              1996           1995
                                                                ---------      ---------         ----------    ----------
Product sales                                                   1,172,000      $720,000          $2,505,000    $2,234,000
Research contract sales                                            28,000             0              62,000       184,000
Service contract sales                                            377,000       349,000           1,234,000     1,222,000
                                                                ---------     ---------           ---------     ---------
       Total net sales                                          1,577,000     1,069,000           3,801,000     3,640,000
                                                                ---------     ---------           ---------     ---------

Cost of product sales*                                            706,000       546,000           1,644,000     1,674,000
Cost of research contract sales                                    16,000             0              32,000       112,000
Cost of service contract sales                                    214,000       180,000             648,000       564,000
                                                                  -------       -------           ---------     ---------
       Total cost of sales                                        936,000       726,000           2,324,000     2,350,000
                                                                  -------       -------           ---------     ---------

       Gross profit                                               641,000       343,000           1,477,000     1,290,000

Selling, general and administrative                               333,000       529,000           1,098,000     1,667,000
Research and development*                                         138,000        84,000             409,000       305,000
                                                                  -------       -------           ---------     ---------
       Total operating expenses                                   471,000       613,000           1,507,000     1,972,000
                                                                  -------       -------           ---------     ---------
       Operating income (loss)                                    170,000      (270,000)            (30,000)     (682,000)
                                                                  -------       -------              ------       -------

Interest, net                                                     (59,000)       (9,000)            (70,000)      (34,000)
                                                                   ------       -------             -------       -------
       (Loss) from continuing operations                          111,000      (279,000)           (100,000)     (716,000)
                                                                  -------       -------             -------       -------

Extraordinary items
       Gain from reduction of Lease obligation                          0             0                   0       309,000
                                                                  -------       -------             -------       -------

       Net (loss)                                                $111,000     ($279,000)          ($100,000)    ($407,000)
                                                                  =======       =======             =======       =======

Per common share amounts
     Continuing operations                                        0.01          (0.02)                (0.01)        (0.05)
     Discontinued operations                                      0.00           0.00                  0.00          0.02
                                                                  ----           ----                  ----          ----
       Net (loss)                                                $0.01         ($0.02)               ($0.01)       ($0.03)
                                                                  ====           ====                  ====          ====

Weighted average number of
   common shares outstanding                                   18,096,000    15,401,000          18,096,000    15,401,000
                                                               ==========    ==========          ==========    ==========

                (See notes to consolidated financial statements.)

* 1995 numbers are restated to reflect cost allocation of Engineering Support from Research and Development to Manufacturing overhead and Cost of Goods Sold.

                             SOURCE SCIENTIFIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Nine Months Ended March 31, 1996 and March 31, 1995
                                   (UNAUDITED)

                                                                                      Nine months Ended
                                                                                           March 31
                                                                                 ---------------------------------
                                                                                    1996                    1995
                                                                                 ---------               ---------

Cash flows from operating activities
     Net income (loss)                                                           ($100,000)              ($407,000)
                                                                                   --------                -------

     Adjustments to reconcile income (loss) to net cash used
        in operating activities
         Depreciation and amortization                                              97,000                  79,000

     Effect on cash of changes in operating assets and liabilities
         Accounts receivable                                                      (341,000)                333,000
         Inventories                                                               (82,000)                262,000
         Other current assets and other assets                                     (62,000)               (124,000)
         Accounts payable and accrued expenses                                     (14,000)                 49,000
         Other liabilities                                                               0                 (77,000)
         Deferred rent and lease costs                                             (10,000)               (475,000)
                                                                                    ------                 -------

              Total adjustments                                                   (412,000)                 47,000
                                                                                   -------                  ------

              Net cash used in operating activities                               (512,000)               (544,000)
                                                                                   -------                 -------

Cash flows from investing activities:
     Capital expenditures                                                          (12,000)                (28,000)
                                                                                    -------                 ------
         Net cash used in investing activities                                     (12,000)                (28,000)
                                                                                    -------                 -------

Cash flows from financing activities:
     Proceeds (Payments) on long-term debt                                               0                 112,000
     Proceeds from notes payable                                                   373,000                  52,000
     Proceeds from sale of common stock                                            133,000                 376,000
                                                                                   -------                 -------
         Net cash provided by financing activities                                 505,000                 724,000
                                                                                   -------                 -------

Net increase in cash and cash equivalents                                          (19,000)                152,000

Cash and cash equivalents at beginning of period                                    35,000                  64,000
                                                                                  --------               ---------

Cash and cash equivalents at end of period                                         $16,000                $216,000
                                                                                    ======                 =======

Non-Cash Transactions

   During the nine months ended March 31, 1996, 3,238,500 warrants were exchanged for an equal number of shares of common stock; a debenture in the amount of $14,959.00 and accrued interest in the amount of $1,385.00 was converted into 164,185 shares of common stock at the rate of $0.13 per share; 275,000 Networld Unit Warrants and 275,000 Networld Underlying Warrants were converted into 275,000 shares of common stock; 479,320 Dealer Warrants and 479,320 Dealer B Warrants were converted into 905,414 shares of common stock; 24,000 warrants were exercised for an equal number of shares of common stock in consideration of cancellation of debenture interest in the amount of $4,320; debentures in the amount of $20,680 were converted into 103,400 shares of common stock; and options with an exercise price of of $1,075.00 were exercised for 134,375 shares of common stock.

                (See  notes  to   consolidated   financial statements.)

                             SOURCE SCIENTIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

NOTE 1 - INTERIM ACCOUNTING POLICY

The accompanying consolidated financial statements have not been audited by independent certified public accountants, but in the opinion of Source Scientific, Inc. and its subsidiaries (the "Company"), such unaudited statements include all adjustments necessary for a fair presentation of the financial position of the Company and its consolidated subsidiaries as of March 31, 1996, and the results of operations and changes in cash flow for the nine-month periods ended March 31, 1996, and March 31, 1995. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the nine-month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - PER COMMON SHARE AMOUNTS

Per common share amounts are determined by dividing the weighted average number of common shares outstanding during the period into the relevant statement of operations caption. Fully diluted and primary per common share amounts were the same for the nine months ended March 31, 1996, while for the nine months ended March 31, 1995, fully diluted per common share amounts would have been anti-dilutive.

NOTE 3 - ACCOUNTS RECEIVABLE:

Accounts receivable are summarized as follows:

                                                                                            March 31,           June 30,
                                                                                              1996                1995
                                                                                           ----------          ---------
Trade receivables                                                                          $ 811,000           $ 469,000
     Less: Allowance for doubtful accounts                                                   (20,000)           ( 20,000)
                                                                                             -------             -------

Net accounts receivable                                                                    $ 791,000           $ 449,000
                                                                                            ========            ========

NOTE 4 - INVENTORIES:

Inventories are summarized as follows:

                                                                                           March 31,           June 30,
                                                                                              1996                1995
                                                                                          ----------          ----------

Raw materials                                                                             $1,119,000          $1,124,000
Work in process                                                                              326,000             180,000
Finished goods                                                                               105,000             171,000
                                                                                           ---------           ---------

                                                                                           1,550,000           1,475,000
     Less allowance for inventory obsolescence
       and excess quantities                                                                (198,000)           (206,000)
                                                                                           ---------           ---------

Net inventories                                                                           $1,352,000          $1,269,000
                                                                                           =========           =========

NOTE 5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                                                                             March 31,           June 30,
                                                                                               1996                1995
                                                                                             --------           --------
Machinery, equipment and tooling                                                             $293,000           $290,000
Leasehold improvements                                                                         34,000             34,000
Furniture and fixtures                                                                         59,000             59,000
                                                                                              -------            -------
                                                                                              386,000            383,000
     Less accumulated depreciation and amortization                                          (341,000)          (262,000)
                                                                                              -------            -------
Net property and equipment                                                                    $45,000           $121,000
                                                                                               ======            =======

NOTE 6. NOTES PAYABLE:

Notes Payable include:

                                                                                             March 31,           June 30,
                                                                                               1996                1995
                                                                                             --------           --------
Convertible Debentures payable to four  unaffiliated individuals in the                      $310,000           $      0
   varying face amounts of $20,000 to $100,000 each, convertible at any time into shares of the Company's  common stock at the conversion  price of $0.053 per share or as adjusted in accordance with the agreement, with warrants  attached to purchase one share of the  Company's  common stock for each  $0.133  of  debentures  at  the  amended  price  of  $0.25  per  share, exercisable  at any time through  March 31, 1999,  principal  and interest at
   12.0%.

Convertible Debentures payable to six unaffiliated individuals and one                        240,000                  0
   individual owning more than 10% of the Company's common stock, who is not an officer or director, in the varying face amounts of $10,000 to $75,000 each, convertible at any time into shares of the Company's
   common stock at the conversion price of $0.08 per share       or as adjusted
   in accordance with the agreement, with warrants attached to     purchase one
   share of the Company's common stock for each $0.20 of      debentures at the
   amended price of $0.25 per share, exercisable at any time  through March 31,
   1999, principal and interest at 12.0%.

Note payable to Biopool International bearing interest at 7%, all due                         145,000                  0
   and payable on March 28, 1996.  The Company renegotiated the Note to be paid on a payment  schedule  with  principal  payments  of  $20,000  on
   February 15, 1996, and on each 15th day of the months July through  November,
   1996; a principal  payment of $15,000  plus accrued  interest of $5,688.22 on
   March 15,  1996;  principal  payments  of $5,000  each on the 15th day of the months April through June, 1996; and a final principal payment of $30,000 and interest of $6,033.98 on December 15, 1996.

Loan payable to Silicon Valley Bank (the "Bank") under a line of credit                             0            304,000
   (the "Revolving Loan Facility") with a maximum amount of $500,000, or
   $1,000,000 subject to the Company implementing lockbox arrangements regarding its accounts receivable, or 65% of qualifying accounts receivable, collateralized by substantially all assets of the Company, interest at 3%
   over the Bank's reference rate (10.75% at September 30, 1994;  9.6% at
   June 30, 1994), payable monthly.  During October, 1994, the Bank agreed to increase the Company's availability under the Revolving Loan Facility to $600,000.  In December, 1995, the revolving loan was repaid by the
   Company.

Debentures payable to a former officer and two other unaffiliated individuals in               45,000             60,000
   the face amount of $20,000 each, convertible at any time into shares of the
   Company's common stock at the conversion price of $0.75 per share or as adjusted in accordance with the agreement, with warrants attached to purchase one share of the Company's common stock for each $10.00 of debentures at the amended price of $0.75 per share, exercisable at any time through May 3,
   1998, principal and interest at 9.75%.   The Company settled one debenture
   (See "Subsequent Events"); agreed to partial conversion of principle and interest at $0.13 per share  of common stock and repayment schedule for one debenture;
   and is currently renegotiating terms on the remaining debenture.

Notes payable uncollateralized, interest at 8% to 10% with due dates ranging                   20,000             23,000
   from January, 1997, to April, 1997.                                                        -------            -------
                                                                                             $760,000           $387,000
                                                                                              =======            =======

NOTE 7.  LEASE OBLIGATION:

Lease obligation, amounting to $30,000 at June 30, 1995, was paid in full during the 9-month period ended March 31, 1996. The amount represents the remaining cost, net of sublease income, of the lease on the Company's prior premises. Subsequent to the acquisition of Source, the Company vacated such premises and moved all operations to the Source facility. In 1994, a portion of the net lease obligation was offset against previously recorded deferred rent. The remaining $300,000 was charged to lease obligation cost in the 1994 statement of operations. During 1995, the Company negotiated a termination of the lease. In consideration of the termination and all obligations thereunder, the Company paid its former landlord approximately $150,000 and surrendered a claim to approximately $20,000 of deposit and offsets. The remaining balance of $30,000 which was owed to the Company's former landlord at June 30, 1995 was paid in full during the nine months ended March 31, 1996. The settlement reduced the Company's accrued lease obligation at June 30, 1994 by $309,000, and an extraordinary gain of this amount is reflected in the 1995 statement of operations.

The Company's current facility is located in Garden Grove, California. The lease for the Company's facility was renegotiated, commencing January, 1995, and expires January 31, 2002. The current rental is $26,185 per month and increases to $29,131 per month on August 1, 1997, and to $32,460 on February 1, 2000. The new lease agreement represents a current monthly savings to the Company of $3,400 through the end of the prior lease agreement. On February 7, 1996, the owners of the property which is occupied and leased by the Company filed an action against the Company for delinquent rent and possession of the real property. The Plaintiff and the Company signed an Agreement effective February 15, 1996, which included the immediate payment of amounts in arrears for half of the rent for November, 1995, and for the months of December, 1995, and January, 1996. The Company also negotiated terms of a partial deferral of rent payments for a 6-month period which commenced on February 1, 1996. The Company made all payments pursuant to the Agreement, however there can be no assurance that such agreement will enable the Company to meet the payment terms with its current and projected cash flow and sources of cash. The Company is seeking a sub-lease tenant for unoccupied space in the Company's facility although there can be no assurance the Company will be successful in acquiring a tenant suitable under the conditions of sub-lease which include acceptance by the owners and property managers of the facility.


ITEM 2.  Management's Discussion and Analysis of Operations and
         Results of Operations

Results of Operations

     Comparison of 1996 to 1995, 3-month and 9-month periods ended March 31

     The following table shows the changes in operations between the 3-month and 9-month periods ended March 31, 1996 and March 31, 1995. During the third quarter ended March 31, 1996, sales increased by approximately 48% compared to the third quarter ended March 31, 1995. Sales also increased for the 9-month period ended March 31, 1996, by approximately 5% compared to the 9-month period ended March 31, 1995. The increase in sales and the profitability of the 3-month and 9-month periods ended March 31, 1996, compared to the 3-month and 9-month periods ended March 31, 1995, resulted from the improvement in the Company's liquidity. During the prior period, liquidity problems had constrained procurement of components and delayed shipments of product.

                                            3 MONTHS ENDED            3 MONTHS ENDED              CHANGE FROM
                                            MARCH 31, 1995            MARCH 31, 1996          MAR. 1995 TO MAR. 1996
                                       -----------------------------------------------------------------------------
                                                       % of                      % of
                                           Amount      Sales          Amount    Sales            Amount        %
                                       -----------------------------------------------------------------------------
Net sales                                   $1,069      100.0          1,577     100.0           $508        0.0
Cost of goods sold*                            726       67.9            936      59.4            210       -8.6
                                               ---      -----          -----     -----            ---       ----
      Gross profit                             343       32.1            641      40.6            298        8.6
                                               ---      -----          -----     -----            ---       ----

Selling, general and administrative            529       49.5            333      21.1           (196)     -28.4
Research and  development*                      84        7.9            138       8.8             54        0.9
                                               ---       ----            ---       ---           ----       ----
      Total operating expenses                 613       57.3            471      29.9           (142)     -27.5
                                               ---       ----            ---      ----           -----     -----

      Operating income (loss)                 (270)     -25.3            170      10.8            440       36.0

Interest, net                                   (9)      (0.8)           (59)     (3.7)           (50)      (2.9)
                                               ---       ----            ---      ----            ---       ----
Income (loss) from continuing                 (279)     -26.1            111       7.0            390       33.1
operations

 Discontinued operations
      Income from operations                     0        0.0              0       0.0              0        0.0
                                               ---       ----            ---       ---            ---       ----
      Net income (loss)                      ($279)     -26.1           $111       7.0           $390       33.1
                                              ====       ====           ====       ===           ====       ====


                                            3 MONTHS ENDED            3 MONTHS ENDED              CHANGE FROM
                                            MARCH 31, 1995            MARCH 31, 1996          MAR. 1995 TO MAR. 1996
                                       -----------------------------------------------------------------------------
                                                       % of                      % of
                                           Amount      Sales          Amount    Sales            Amount       %
                                       -----------------------------------------------------------------------------
Net sales                                   $3,640      100.0         3,801     100.0           $161        0.0
Cost of goods sold*                          2,350       64.6         2,324      61.1            (26)      -3.4
                                             -----      -----         -----      ----            ---        ---
      Gross profit                           1,290       35.4         1,477      38.9            187        3.4
                                             -----       ----         -----      ----            ---        ---

Selling, general and administrative          1,667       45.8         1,098      28.9           (569)     -16.9
Research and  development*                     305        8.4           409      10.8            104        2.4
                                             -----       ----         -----      ----            ---        ---
      Total operating expenses               1,972       54.2         1,507      39.6           (465)     -14.5
                                             -----       ----         -----      ----           ----       ----

      Operating income (loss)                (682)      -18.7           (30)     -0.8            652       17.9

Interest, net                                 (34)        0.9           (70)      1.8            (36)       0.9
                                             -----        ---           ---       ---           ----        ---
Income (loss)                                (716)      -19.7          (100)     -2.6            616       17.0

Extraordinary items
     Gain from reduction                       309        8.5              0      0.0           (309)      -8.5
                                              ----        ---           ----      ---           ----       ----
      Net income (loss)                      ($407)     -11.2          ($100)    -2.6           $307        8.6
                                              ====       ====           ====     ====           ====        ===

* 1995 numbers are restated to reflect cost allocation of Engineering Support from Research and Development to Manufacturing overhead and Cost of Goods Sold.

Net Sales. The increase in sales for the 3-month and 9-month periods ended March 31, 1996 compared to the 3-month and 9-month periods ended March 31, 1995, was due to the increase in customer orders, introduction of a new product line and the infusion of cash from convertible debentures which allowed the Company to acquire material needed to manufacture and fulfill customer purchase orders. As of March 31, 1996, the Company had backorders of $314,000 and a total backlog of $2,595,000, compared to backorders of $118,000 and a total backlog of $2,916,000 as at March 31, 1995. On an ongoing basis, the Company has an average of 25 quotes submitted to potential customers to provide research and development, manufacturing and product service contracts, although there is no assurance such contracts will be achieved by the Company, or that in the event any of such contracts are awarded, sufficient economic value will be realized to make a significant difference in the Company's profitability within the current fiscal year.

Cost of Goods Sold. The decrease in cost of goods sold as a percentage of sales from the 3-month and 9-month periods ended March 31, 1996, compared to the 3-month and 9-month periods ended March 31, 1995, was due to the increase in manufacturing absorption, and a more favorable product mix. The gross profit in 1996 compared to 1995, improved by approximately 9% for the 3-month period and 3.5% for the 9-month period. This Report reflects the Company's restatement of its 1995 numbers for cost allocation of Engineering Support from Research and Development to Manufacturing Overhead and Cost of Goods Sold. In order to accurately allocate costs of engineering support directly attributable to the manufacturing process, 1995 numbers were restated to reflect proper cost allocation of Engineering Support, from Research and Development to Manufacturing Overhead and Cost of Goods Sold.

Operating Expenses. Overall operating expenses and selling, general and administrative expenses declined as a percentage of sales from 55% for the nine-month period ended March 31, 1995, to 40% for the nine-month period ending March 31, 1996. The decline was due to the management's implementation of a cost reduction plan which included reduced salary rates for all employees, a workforce reduction, renegotiation of lease and service related contracts, and operating cost controls. For the 3-month period ended March 31, 1996, the
Company recognized approximately 37% reduction in selling, general and administrative expenses, and a 64% increase in research and development expenses compared to the 3-month period ended March 31, 1995. The increase in research and development costs is due to the Company's successful effort in obtaining the ISO9001 certification, as well as its qualification of the Company's major products for the CE quality mark (required for products sold in the countries belonging to European Free Trade Association). Management believes the achievement of such certification will enhance the Company's ability to manufacture and sell its products worldwide, although there can be no assurance that such certification will result in profitable contracts for the Company.

Inventory Obsolescence. The allowance for inventory obsolescence and excess quantities as a percentage of total inventory decreased slightly from 18% as of March 31, 1995 to 17.7% as of March 31, 1996. The decrease reflected the decrease in slow-moving inventory in raw materials and finished goods of the Lamda product line. Historically, most materials in inventory have been used to build products under OEM contracts and, therefore, the Company has had minimal inventory obsolescence.


     Liquidity and Capital Resources and Plan of Operation

         The Company's liquidity improved during the third quarter ended March 31, 1996, due to convertible debentures issued by the Company in the aggregate amount of $550,000, in addition to cash generated from operations. Management continues to address the Company's liquidity issue by: (i) restructuring trade debt; (ii) offering discounts in exchange for progress payments; and (iii) seeking equity capital.

         At March 31, 1996, the Company's working capital was $597,000 in comparison to the working capital of $442,000 at June 30, 1995. Management believes the increase in working capital is an indication of the Company's progress towards financial stability, however, the Company still requires additional operating capital for its current operations. In April, 1996, the Company issued $79,000 in convertible debentures (See "Subsequent Events") which, in addition to the convertible debentures issued during the third quarter ended March 31, 1996, helped to relieve the Company's critical shortage of cash to purchase raw materials. There can be no assurance that the additional operating capital obtained will be sufficient to achieve financial stability for the Company. The Company did not have any material commitments for capital expenditures as of the quarter ended March 31, 1996, or as of the date of this Report.

         The Company continued to decrease its operating costs, through its cost containment plan during the nine-month period ended March 31, 1996, which included a further reduction in its workforce and a combination of certain job functions. The Company is seeking a sub-lease tenant for unoccupied space in the Company's facility although there can be no assurance the Company will be successful in acquiring a tenant suitable under the conditions of sub-lease which include acceptance by the owners and property managers of the facility.

         In March, 1996, a convertible debenture in the original amount of $19,959 was amended for the new principle amount of $5,000 subsequent to the partial conversion of the debenture into 164,185 shares of common stock at the rate of $0.13 per share.

         During the month of February, 1996, in preparation for future sales of the Company's securities, as to the result of which sales there can be no assurance that the Company will receive substantial operating funds, the Company issued 3,238,500 shares of common stock to the holders of the equivalent number of A Warrants; 275,000 shares of common stock to the holders of Networld Warrants and Networld Underlying Warrants on the basis of 2 warrants for each share of common stock; and 905,414 shares of common stock to the holders of 958,640 Dealer Warrants and B Warrants, thereby canceling all outstanding A Warrants, Networld Warrants, Networld Underlying Warrants, Dealer Warrants and B Warrants.

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

         In February, 1996, as the result of negotiations with Biopool International, the Company's promissory note in the amount of $180,000 due on March 28, 1996, was replaced with a Note through calendar year 1996 (the "New Note"). The New Note provides an interest rate of 7% until March 15, 1996, and 8% through the balance of the term of the Note, and a payment schedule as follows: a principal payment of $20,000 on February 15, and on each 15th day of the months July through November, 1996; a principal payment of $15,000 plus accrued interest of $5,688.22 on March 15, 1996; principal payments of $5,000 each on the 15th day of the months April through June, 1996; and a final principal payment of $30,000 and interest of $6,033.98 on December 15, 1996.

         In June, 1995, the Company entered into a non-binding letter of intent with Lifestream Technologies, Inc. ("Lifestream") pursuant to which the Company would be granted certain production rights in professional and homecare markets for Lifestream Diagnostic's product line. In addition, the Company may acquire 20% of Lifestream, for an amount and type of consideration to be negotiated. The parties have not further progressed toward a final agreement and there can be no assurance that any transaction between the Company and Lifestream will close.

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


PART II -- OTHER INFORMATION

ITEM 1.  Legal Proceedings

         On February 7, 1996, the owners of the property which is occupied and leased by the Company filed an action against the Company for delinquent rent and possession of the real property, under TR Brell Corp. an Illinois company v. Source Scientific, Inc. etc. et al, Orange County Superior Court Case #759297. The Plaintiff and the Company reached a Settlement Agreement, which provided for an immediate payment of amounts in arrears and deferral of partial rent due over a six-month period. At the date of this report, the Company has complied with the payment terms and is current with its monthly lease obligations.

         On September 20, 1995, the Company filed litigation under Source Scientific, Inc. etc. et al v. Scientific Measurement Systems, Inc. etc. et al, Orange County Superior Court Case #751112, for breach of contract and related actions. Scientific Measurement Systems ("SMS") is located in Colorado. Management has reached an understanding of terms of settlement in which SMS will purchase from the Company finished goods, WIP and parts in the aggregate amount of $189,705. SMS has claimed offsetting damages of $30,000. The parties anticipate execution of a mutual release and settlement agreement and dismissal document in the next few weeks.


ITEM 5.  Other Information

Subsequent Events:

         In April 1996, the Company issued four convertible debentures (the "Debentures") totaling $79,000 the terms of which provide for conversion to shares of common stock at the initial price of $0.08 per share. With the issuance of the debentures, the Company granted to each holder of the Debentures five warrants for each $10.00 of Debenture, which warrants are exerciseable at $0.25 per warrant into an equivalent number of shares of common stock.


         In April 1996, the Company reached an agreement with Mr. Peter C. Yeung regarding the disposition of mutual interests between the parties which resulted in the cancellation of Mr. Yeung's Notes due to the Company in the aggregate amount of $166,200 and accrued interest thereon, as well as 332,400 shares of Common Stock of the Company which acted as collateral security for the Notes. In addition, the principle of Mr. Yeung's 1993 Debenture in the amount of $20,000 and accrued interest thereon was eliminated as well as a remaining balance of $4,166.33 in severance due to Mr. Yeung. As the result, the Company paid $4,650.78 to Mr. Yeung on April 12, 1996, which completed the mutual obligations between the parties.

         On April 23, 1996, the Company registered its Source Scientific, Inc. 1981 Stock Option Plan (Post effective Amendment No. 1), with the Securities and Exchange Commission, on Form S-8. The aggregate number of securities registered is 3,500,000 under the Plan as amended and previously approved by the shareholders of the Company at the Annual Shareholders Meeting on December 14, 1994. The Company issued grants to all of its employees as at March 1, 1996, in the aggregate amount of 1,886,000 options, each for one share of common stock, at the exercise price of $0.14 per share.


ITEM 6.  Exhibit and representation on Form 8K

         (a)   Exhibits:

               *10.26      Form of Convertible  Debenture,  executed in February
                           and  March,   1996,   between  the  Company  and  six
                           individuals, in the aggregate amount of $279,000.

               *10.27 Settlement Agreement, effective February 18, 1996, between TR Brell, Cal Corp and the Company regarding settlement of claims, repayment schedule and deferred rents for the Company's facility in Garden Grove.

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

                                      SOURCE SCIENTIFIC, INC.



                                   By: /s/ RICHARD A. SULLIVAN
Date: 05-14-96                        Richard A. Sullivan
                                      President and Chief Executive Officer

                                   By: /s/ MOKHTAR A. SHAWKY
Date: 05-14-96                        Mokhtar A. Shawky
                                      Chief Financial Officer