Form 10KSB
period 1996-06-30
SOURCE SCIENTIFIC INC
filed 1996-10-15
CIK 312835

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended June 30, 1996            Commission File Number 1-8311

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

On September 24, 1996, the aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant, based on the closing sales price of the Common Stock on the Boston Stock Exchange on that date, was
                                  $1,209,175

On September 24, 1996, there were issued and outstanding 20,152,919 shares of the Common Stock of the Registrant.

                                      PART I

In February, 1995, Alton Group, Inc., changed its name to Source Scientific, Inc. Where the context requires, the term "Company" or "Source" refers to Source Scientific, Inc., formerly known as Alton Group, Inc., and its wholly-owned subsidiaries.

ITEM     1.   BUSINESS

     The Company designs, manufactures and markets devices used in hospital, clinical, and analytical laboratories worldwide. Additionally, the Company offers for sale its expertise in manufacturing instruments using optical detection methods, robotics, fluidics and software development to companies that need those technologies integrated into state-of-the-art instrumentation systems that are resold to laboratories. The Company also markets instruments that can be easily customized to meet the requirements of companies that are willing to purchase a large number of such customized instruments.

     The Company's current sustaining business, acquired by the Company in January 1994, was founded in 1981 as Ocean Scientific, manufacturing clinical diagnostic instruments. Ocean Scientific was acquired in 1986, by Quixote Corporation, a diverse holding company, and the corporate name was changed in 1989, to Source Scientific Systems, Inc. Source became a subsidiary of MicroProbe Corporation in 1991, manufacturing clinical diagnostic instruments and biomedical (OEM) products.

     In June 1991, the Company acquired the Alton Subsidiary and commenced the design, manufacture and marketing of custom and proprietary electro-optic instrument products for diagnostic and optical analysis applications in biomedical, industrial process control applications and environmental monitoring. In January 1995, the line of optical analysis products was discontinued with resulting head count and cost reductions.

     Until the Company's recapitalization in 1991 and the acquisition of Velotec, the Company's primary business had been to manufacture and market a line of computer peripherals under the name Wespercorp (the "Wespercorp Business"). In November 1992, the Company sold the Wespercorp Business to a third party, although the Company continued to manufacture and market the Wespercorp Business under a license agreement until May 1994.

COMPANY PRODUCTS AND SERVICES

     The  Company's   products  are  categorized  for  two  business   segments:
"Source-Specified " and "Contract Services." The concept, design, manufacture and distribution of complete instrument-ation solutions are marketed as Source Specified (the "commercial" business), primarily business to business. Certain products are appropriate for catalog sales, based on price and market fit. The production of instruments designed to support a customer's specific objectives, e.g., marketing complete analytical systems, comprises the Company's Contract Services OEM business. Each sale requires a contract and is handled as a "project" during the pre-market phase. The client company is responsible for all sales and marketing to end-user clients and distributor organizations. Management believes that the Company's Contract Services OEM business assists the Company in its commercialization of Source Specified products.

     The Company uses a common hardware technology platform for its multiple product lines, expanding its ability to apply the Company's technologies into several different specialized applications, such as clinical diagnostics, detection and quantification of environmental pesticides, testing for food and beverage pathogens (toxins) and other related value-added applications. A significant amount of the Company's design components are transferable from one product line to another.

Product Applications

         The Company's current products have been commercialized since 1985, with the newest being available for production in late 1996. Management believes the products address important market segments in biomedical and clinical diagnostic testing, environmental monitoring and food testing research. The
Company's product line includes two photometers (MicroChem(TM) and ChemStat(TM)), a luminometer (E/LUMINA(TM)), a pre-testing sample preparation system (EXEC-WASH(TM)), a fluorescence polarization analyzer (Focus(TM)), a fluorometer (FluoroStat(TM)) and a microwell plate reader (PlateMate(TM)).

Products

     MicroChem(TM) Photometer. A compact, low-cost, photometer designed for immunoassay and general chemistry applications.

     ChemStat(TM) Automated Photometer. A high-speed, automated photometer with a sample capacity of 95 tubes and a read rate of one sample per second. This product is suited for high-volume processing.

     ChemStat(TM) Plus Automated Photometer. The ChemStat Plus is a second generation photometer compatible with the EXEC-WASH Washing System that features menu-driven software and optional on-board dispensers.

     E/LUMINA(TM) Luminescence Analyzer. A flexible luminometer for both "flash" and "glow" luminescence methods, this automated system reads up to 114 samples and reports final results.

     E/LUMINA(TM)2E Automated Luminescence Analyzer. This detection system is designed with the same features as the E/LUMINA Luminescence Analyzer that can be used to detect faster "flash" luminescence techniques and adapts to various formats, as well as to liquid phase assays.

     EXEC-WASH(TM) Washing System. An automated immunoassay washing system that can be quickly configured by the user to wash different solid-phase assay formats. The quick-change manifold design is unique among systems on the market. The EXEC-WASH is fully compatible with a variety of other Company products, such as the ChemStat, the ChemStat Plus and the E/LUMINA Luminescence Analyzer.

     PlateMate(TM) Reader. In mid 1996, the Company introduced the PlateMate Reader, a micro-fluidics well-reading system combining robotics and fluidics. The current design of the PlateMate Reader performs photometric assays in the 400 to 700 nm range for 96 samples at a time and prints out results directly on a built-in printer.

     Protocol Designer Software System. A development tool for researchers and assay manufacturers, the program operates under Microsoft(R) Windows(TM) and serves as the master programming center for EXEC-WASH systems to create fluid handling protocols.

     FOCUS(TM). Florescence Polarization System. Fluorescence polarization ("FP") is a technology that has dominated the clinical market for therapeutic and abuse drug level testing for many years. Management believes that research laboratories can benefit from the product's low cost and high performance.

     FluoroStat(TM) Reader. The FluoroStat is a compact fluorometer that is highly sensitive and provides a broad dynamic range for tube-based fluorometric assays. The instrument was introduced in September 1995 and is currently available for Contract Services OEM manufacture.

Services

     Design, Development and Manufacturing Services
     The  Company  offers  design,  development  and  manufacturing  services to companies seeking to market biomedical products manufactured under government-approved manufacturing practices. The Company's OEM services range in complexity from contract manufacturing to full system development and distribution. Source's manufacturing facility is approved by governmental agencies as an FDA/GMP facility, and was registered by TUV Reinland for ISO 9001 certification in April 1996. (See "Regulatory Affairs".)

     After-Sales-Service
     Management believes that after-sales service is a major marketing advantage in various of the Company's market segments, since many of the Company's customers do not maintain their own full service departments. A key element in the Company providing service is Servi-Trak(TM), a proprietary software tracking program. The Company's Service department is located in the same facility as its research and development and manufacturing operations. A fully functional service center located in Giessen, Germany, is contracted by the Company to provide European service and support. Source's after-sales-service is a significant profit center for the Company.

     Technical Support Services
     The Company's Technical Services department develops and distributes materials and training programs for operation of its products and provides training and updates for the Company's independent manufacturer's representatives and international distributors. The Technical Services department also provides technical support to its customers, and is responsible for the opening and closing of customer complaint files for FDA purposes.

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

         In June 1996, the Company announced a joint development program with Agen Biomedical, located in Australia, to provide instrument development engineering and subsequent manufacturing services for early heart attack diagnosis. The three Agen patented D-dimer markers are designed to provide confirmation, in less than 15 minutes, of a heart attack in process. The Company believes that the cardiac testing market is estimated to be worth $200 million by the turn of the millenium, however, there can be no guarantee that any commercially viable product will be developed from Agen's patented D-dimer marker within a specific time period, if at all.

Research and Development

     Research and development is often derived for Source-Specified products as a peripheral benefit of the Company's OEM contracts. For the years ended June 30, 1996, and 1995, the Company expensed $873,000 and $952,000, respectively, on research and development activities, of which $97,000 and $189,000 was borne directly by the Company's customers in the fiscal years ended June 30, 1996, and 1995, respectively.

Customers and Marketing

     The Company's products and services are offered to the medical, industrial, environmental and other technology-related businesses, which have a broad range of detection requirements to perform measurements critical to their industrial processes within legal and regulatory restrictions or requirements. Many of the Company's existing customers manufacture reagents but lack instrument design and manufacturing capabilities.

     The Company's sales are generated via strategic alliances, OEM relationships, contract manufacturing, service contracts, and contract research and development. The Company's OEM manufacturing agreements are with major corporations established in the marketing of medical-related products. The Company presents its products at national trade shows and develops leads to be procured by its in-house and contract sales representatives.

     The Company's plan to increase present revenues includes emphasis on securing OEM manufacturing contracts for its new products, development and management of appropriate additional distribution channels, and exploitation of after-sales-services and supplies for the biomedical, research, environmental and related markets. Additionally, the Company is currently negotiating with corporate partners for development of commercially viable instrumentation, and evaluating potential business combination transactions that management believes may increase sales volume, although there can be no assurance the Company will be successful in its negotiations regarding any such combinations.

Competition

     Management believes that the Company's technology base, reputation for reliability, systems integration and service capabilities provide its resellers with a competitive advantage over competitors such as Dynatech Corp., as well as smaller, single-product companies, such as Awareness Technology Inc. With the increasing popularity of out-sourcing of design and manufacturing, competition for contract manufacturing and research and development may increase from contract manufacturers such as Kollsman Manufacturing Company, Inc., who bid against the Company for particular projects. International competition for the automated washer product line includes Dynatech Corp (U.K.), Pharmacia (Sweden), GDV (Italy), Chemila (Italy), Roche (Switzerland), Berthold (Germany), and Stratec (Germany).' Many of the Company's competitors in the industry have exerted and will continue to exert extensive research and development efforts that have resulted or may result in the introduction of a multitude of sophisticated, commercially marketable products and services for the markets. In view of the rapid changes taking place in the industry, there can be no assurance that the products and services provided by the Company will retain the current commercial acceptance identified by management.


                         Competition to the Company's Business and Comparison of Features

                                     Private     Contract    Contract    Contract   Full        Patents    West Coast
                                       Brand        R&D        Manuf.     Service  Regulatory               Location
                                     -------     --------    ---------   --------  ----------   -------    ----------
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

Licenses, Patents and Trade Secrets

     The Company relies on trade secrets and proprietary know-how, in part by entering into confidentiality agreements with persons or parties deemed appropriate by management. The Company currently has five issued U.S. patents, and one U.S. patent application on file, covering significant aspects of the Company's core technology techniques, as well as several electronic and mechanical designs employed in the Company's existing products.

Manufacturing and Supplies

     The Company manufactures all of its products at its facility in Garden Grove, California. Systems are assembled from component parts and high-level sub-assemblies in a minimum amount of time, utilizing completed surface mount boards and electronic components purchased from a number of electronic component distributors.

Regulatory Affairs

     In April 1996, the Company obtained registration of its manufacturing procedures and policies with the International Standards Organization ("ISO"). The Company's ISO-9001 certification, registered by TUV Rheinland, encompasses the established international standards and requirements that measure quality principals and practices, including all aspects of Design, Manufacturing and Service. Such certification of the Company's processes will enable the Company's products to be sold in over 90 countries globally, and management believes will be an advantage for the Company to attract new prospective OEM customers seeking manufacturing and servicing facilities.

     In order to be made available for sale in the United States, the Company's products require approval by governmental agencies, primarily the United States Food and Drug Administration ("FDA"). Medical devices in commercial distribution are classified by the FDA into one of three classes -- Class I, II or III, based on the controls necessary to reasonably ensure the safety and effectiveness of medical devices. The Company is registered as a medical device manufacturer with the FDA and files a listing of its products semi-annually. The Company's facility is an FDA Good Manufacturing Practices ("FDA/GMP") facility, and as such the Company maintains high standards of quality in manufacturing, testing and documentation, and implements strict GMP guidelines governing reagent and instrument manufacturing.

Employees and Consultants

     As of September 30, 1996, the Company had a total of 46 full-time employees with an average of six years of service, one part-time employee, two temporary employees and one consultant. The Company is not a party to any collective bargaining agreements and believes it has a good relationship with its employees. The Company has employment agreements with seven employees whom the Company considers key to its business. Five of the agreements were renewed in July, 1995, and all agreements are for a 24-month term with exception of the 36-month agreement for the Chief Executive Officer.

ITEM 2.        PROPERTIES.

     The location of the facility, in Garden Grove,California, provides access to an abundance of qualified local suppliers to meet the specific demands of producing medical, scientific and industrial instrumentation. The facility is comprised of 41,645 square feet of total space which includes a "wet applications" laboratory and several secure areas for proprietary development of customer projects. The Company has contracted with a real estate services company for the purpose of subleting some excess office and open area space in its facility.

     The lease for the Company's facility expires January 31, 2002, with the current rental of $29,131 having increased from $26,185 per month, on August 1, 1996. The rent will increase to $32,460 on February 1, 2000. Under a Settlement Agreement effective February 15, 1996, a partial deferral of rent temporarily reduced the monthly base rent to $20,592 per month for a six month period which ended July 31, 1996. The difference between the normal monthly base rent and reduced monthly base rent was deferred and is payable in equal increments, added to the monthly base rent for the months of August 1, 1996, through July 31, 1997.

ITEM 3.       LEGAL PROCEEDINGS.

1. On June 28, 1996, a complaint styled Electro-Mechanical Products, Inc. v. Source Scientific Systems, Inc., Orange County Municipal Court Case No. 225251 was filed. The plaintiff alleges that the Company is indebted in the amount of approximately $23,000 for goods, wares, and merchandise provided by plaintiff during 1995. Plaintiff is seeking recovery of such amount, interest thereon at the rate of 10% from and after May 1, 1995, and its attorney's fees. The Company has answered the plaintiff's complaint, denies the plaintiff's allegations, disputes the the existence of any debt due and owing, and intends to defend the litigation vigorously.

2. The Company settled its lawsuit against Scientific Measurement Systems, Inc. ("SMS") pursuant to a settlement agreement dated July 18, 1996, for the total payment, after offset, of $159,705.00 to the Company from SMS. As of the date of this report, all payments have been made and a dismissal with prejudice has been prepared for filing with the court.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fourth quarter of fiscal 1995 to a vote of security holders of the Company.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
RELATED  SECURITY HOLDER MATTERS.

     The Common Stock has been traded on the Boston Stock Exchange (the "BSE") under the symbol "SSF" since March 1995, and is also traded on the NASDAQ Bulletin Board under the symbol "SSFE". From June 1989, until a name change of the Company in October 1991, the Common Stock was traded under the symbol "WP" until April 1992, and under the symbol "AGP" until February 1995. Prior thereto, the Common Stock was traded on the American Stock Exchange. The following table sets forth the high and low last reported sale prices for the Common Stock on the BSE, on a quarterly basis, during the last two years.

        Fiscal Year                             High                      Low


   1995              First Quarter              $0.75                     $0.72
                     Second Quarter             $0.59                     $0.34
                     Third Quarter              $0.44                     $0.31
                     Fourth Quarter             $0.56                     $0.31

   1996              First Quarter              $0.94                     $0.50
                     Second Quarter             $0.56                     $0.44
                     Third Quarter              $0.22                     $0.17
                     Fourth Quarter             $0.75                     $0.06

     On September 24, 1996, the closing sale price reported by the BSE and the Bulleting Board, for the Company's Common Stock, was $0.06. The Common Stock is thinly traded: 39,400 shares reportedly were traded on the BSE during the 10-week period ended September 30, 1996; and additionally, 27,100 shares reportedly were traded on the Bulletin Board for the same period. As of September 30, 1996 the Company has approximately 740 shareholders of record.

     The Company has not declared or paid any dividends on its Common Stock since 1983. Further, no dividends are contemplated at any time in the foreseeable future. There are no current or contemplated restrictions which will limit the ability of the Company to declare and pay dividends, except with respect to any subsequently established series of Preferred Stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

     For the second consecutive year, the Company improved its overall financial condition, and the last two consecutive quarters of fiscal year 1996 were profitable, although there can be no assurance that such improvements or profitability will be repeated in subsequent periods. During the fiscal year ended June 30, 1996, the Company completed several transactions that improved the financial operating condition and operations of the Company. In the 1996 fiscal year, the Company sold convertible debentures totaling $629,000 and received an additional $130,014.50 from the exercise of Warrants and Options. The Company retired all remaining A Warrants, Dealer Warrants and underlying warrants through the issuance of Common Stock of the Company. Two of the remaining convertible debentures previously sold in 1993, in the aggregate principal amount of $40,000, were converted into Common Stock of the Company. The remaining debenture was included in a settlement of mutual obligations between the Company and a former executive of the Company.

     The following table shows the results of operations between the 1996 and 1995 fiscal years. Amounts shown in the table below are in 000's.


                                               YEAR ENDED               YEAR ENDED              CHANGE FROM
                                             JUNE 30, 1996            JUNE 30, 1995        JUNE 1995 TO JUNE 1996
                                         ------------------------  ----------------------  --------------------------
                                                            %                        %
                                                           of                       of                         %
                                             Amount       Sales      Amount        Sales        Amount      Change
                                         -----------    ---------  ----------------------  -------------    ---------
Net sales                                     5,324        100.0      4,877         100.0         447          9.2
Cost of goods sold                            3,337         62.7      3,199          65.6         138          4.3
                                              -----         ----      -----          ----         ---          ---
      Gross profit                            1,987         37.3      1,678          34.4         309         18.4
                                              -----         ----      -----          ----         ---         ----

Selling, General & Admin                      1,158         21.8      1,647          33.8        (489)       -29.7
Research and  development                       821         15.4        839          17.2         (18)        -2.1
      Total operating expenses                1,979         37.2      2,486          51.0        (507)       -20.4
                                              -----         ----      -----          ----        -----       -----

      Operating income (loss)                     8          0.2       (808)        -16.6         816       -101.0

Interest, net                                    80          1.5        132           2.7         (52)       -39.4
                                                 --          ---        ---           ---         ----       -----
Loss before extraordinary items                 (72)        -1.4       (940)        -19.3         868        -92.3

Extraordinary item - gain from                    0           -        (309)         -6.3        (309)          -
                                                --- -         --       -----         ----        ----- -        -

   reduction of lease obligation

      Net loss                                 ($72)        -1.4      ($631)        -12.9        $559        -88.6
                                               =====                  ======                     ====

Net Revenues. The increase in revenues of approximately 9% from the 1995 fiscal year to the 1996 fiscal year was due to the increase in customer orders, introduction of a new product line and the Company's ability to acquire materials needed to manufacture and fulfill customer purchase orders through infusion of cash from convertible debentures. On an ongoing basis, the Company has an average of 20 quotes submitted to potential customers to provide research and development, manufacturing and product service contracts, although there is no assurance any such contracts will be achieved by the Company, or that in the event any of such contracts are awarded, sufficient economic value will be realized to make a significant difference in the Company's profitability.

Cost of Goods Sold. The decrease in cost of goods sold as a percentage of sales of 63% in 1996 compared to 66% in 1995, was due to a decrease in manufacturing labor and overhead, increase in manufacturing absorption, and a more favorable product mix. The gross profit in 1996 compared to 1995, improved by approximately 3% for the 12-month period.

Operating Expenses. Selling, general and administrative expenses declined as a percentage of revenues from 34% for the fiscal year ended June 30, 1995, to 22% for the fiscal year ended June 30, 1996. The decline was due to the management's implementation of a cost reduction plan which included reduced salary rates for all employees, a workforce reduction, renegotiation of lease and service related contracts, and operating cost controls. For the fiscal year ended June 30, 1996, the Company recognized approximately 30% reduction in selling, general and administrative expenses, and a 2% decrease in research and development expenses compared to the fiscal year ended June 30, 1995. Research and development costs for the fiscal year 1996 reflect costs to develop the Company's new product, PlateMate(TM), costs of the Company's successful effort in obtaining the ISO9001 certification, as well as its qualification of the Company's major products for the CE quality mark (required for products sold in the countries belonging to European Free Trade Association). Management believes the achievement of such certification will enhance the Company's ability to manufacture and sell its products worldwide, although there can be no assurance that such certification will result in profitable contracts for the Company.

Liquidity and Capital Resources and Plan of Operation

         The Company significantly improved its liquidity during the fiscal year ended June 30, 1996, due to convertible debentures issued by the Company in the aggregate amount of $629,000. Management continues to seek improvement of the Company's liquidity by: (i) restructuring old trade payables; (ii) offering discounts in exchange for progress payments; (iii) negotiating facility cost reductions with a suitable tenant, or sub-leasing a portion of its space, and
(iv) seeking equity capital. The Company's Management continues to seek other cost reductions to enhance its operating income, although there can be no assurance that the Company will be successful in reducing costs through any of its intended methods for achieving improvements of the Company's liquidity.

         At June 30, 1996, the Company's working capital was $1,237,000 in comparison to the working capital of $442,000 at June 30, 1995. Management believes the increase in working capital is an indication of the Company's progress towards financial stability, however, the Company still requires additional operating capital for its current and future operations. The convertible debentures issued during the third quarter ended March 31, 1996, helped to relieve the Company's shortage of cash to purchase raw materials.

         The Company has continued to decrease its operating costs, through its cost containment plan which included a further reduction in its workforce and a combination of certain job functions throughout the fiscal year 1996 and up to the date of this report. The Company is seeking a sub-lease tenant for unoccupied space in the Company's facility although there can be no assurance the Company will be successful in acquiring a sub-tenant suitable under the conditions of a sub-lease which includes acceptance by the owners and property managers of the facility.

         The  Company  did  not  have  any  material   commitments  for  capital
expenditures as of fiscal year ended June 30, 1996, or as of the date of this Report.

         On October 10, 1996, the Company entered into a financing agreement to provide up to $1,000,000 of working capital based on eligible accounts receivable for a period of 12 months. Management believes that the Company's working capital at June 30, 1996, its financing facility obtained in October 1996, coupled with its cost reduction plan, will enable the Company to operate as a going concern for a period in excess of 12 months.

         In June 1995, the Company entered into a non-binding letter of intent with Lifestream Technologies, Inc. ("Lifestream") pursuant to which the Company would be granted certain production rights in professional and homecare markets for Lifestream Diagnostic's product line. In addition, the Company may acquire 20% of Lifestream, for an amount and type of consideration to be negotiated. The parties have not further progressed toward a final agreement and there can be no assurances that any transaction between the Company and Lifestream will close.

     Management does not currently expect that the Company will engage in any material investing activities, with the possible exception of one potential candidate. As of the date of this Report, Management is unable to determine the net cash effect of any such possible acquisition or any complementary acquisitional partnership.
 .
Historical Financings

     Redemption of Series C Preferred Stock, June 1996 - On June 28, 1996, the Company redeemed the preferred shares at the Redemption Price of $17.93 in accordance with the terms of the preferred certificates for the Series C Preferred Stock. The aggregate Redemption Price paid by the Company on June 28, 1996, was $27,881.15 to five holders of such preferred stock, two of whom the Company has been unsuccessful in contacting to receive their redemption payments totaling $11,154.61.

     Debt Conversion in June 1996 - In June 1996, the Company issued 100,000 shares of Common Stock to an otherwise unaffiliated entity as settlement of capital raising services contracted with them (the "Exchange Shares"). The holder of the Exchange Shares was granted "piggy-back" registration rights with respect thereto.

     Debentures Issued in February and March 1996 - In February 1996, the Company issued debentures to four individuals unrelated to the Company, in the aggregate amount of $310,000 at 12.0% interest (the "1996 A Debentures"). The 1996 A Debentures are convertible into Common Stock at the rate of $0.053 per share. In March 1996, the Company debentures to four individuals unrelated to the Company and one major shareholder, in the aggregate amount of $319,000 at 12.0% interest (the "1996 B Debentures"). The 1996 B Debentures are entitled to conversion into Common Stock at the rate of $0.08 per share. The Company issued an aggregate of 2,325,000 attached warrants with the 1996 A Debentures, and an aggregate of 1,595,000 warrants with the 1996 B Debentures, each to purchase one share of Common Stock (the "1996 Debenture Warrants Shares"), at an exercise price of not less than $0.25 per share. Under the terms of these debentures, all interest accrued in the first year will be added to the debenture principal, in lieu of payment; and interest accrued in the second year will be convertible on the same terms and conditions as the principal. The warrants are exerciseable commencing the date of the debenture, for a period of three years. These debentures, if not converted, are due on January 31, 1998.

     Promissory Note, September 1995 - On September 27, 1995, the Company signed a letter of intent relating to a proposed acquisition of the Company by Biopool International ("Biopool"). Subsequent to the letter of intent, on September 29, 1995 the Company executed a promissory note due on March 28, 1996 (the "Biopool Note"), at the per annum interest rate of 7%, to Biopool as the holder. The terms of the Biopool Note provided a repayment date of March 28, 1996 and subordination to the rights of Silicon Valley Bank. On November 3, 1995, Biopool executed an Agreement and Plan of Merger for the acquisition of Source, which was terminated on December 4, 1995, by mutual release of both parties. The agreement was subject to numerous significant conditions to closing. In February 1996, as the result of negotiations with Biopool, the Biopool Note was replaced with a note payable through calendar year 1996 (the "New Note"). The New Note provides an interest rate of 7% until March 15, 1996, and 8% through the balance of its term, and a payment schedule as follows: a principal payment of $20,000 on February 15, 1996, and on each 15th day of the months July through November, 1996; a principal payment of $15,000 plus accrued interest of $5,688.22 on March 15, 1996; principal payments of $5,000 each on the 15th day of the months April through June 1996; and a final principal payment of $30,000 and interest of $6,033.98 on December 15, 1996.

     Convertible Subordinated Debentures in November 1994 to February 1995 - In November and December 1994, and in January and February 1995, the Company sold convertible subordinated debentures (the "1995 Debentures") in the aggregate amount of $125,000, accruing interest at the rate of 8%, with due dates in February March and April 1995, and debentures in the aggregate amount of $104,400, with a due date of August 1, 1996. The Company issued an aggregate of 172,050 attached warrants with such debentures, each to purchase one share of Common Stock at an exercise price of $0.75 per share. In addition, 172,050 warrants were issued by the Company upon the conversion of the 1995 Debentures to Common Stock by the holders of such debentures. The warrants were exerciseable commencing July 1, 1995, for a period of five years. Certain holders of the 1995 Debentures also held warrants which were previously issued in January and March 1994 (the "A Warrants"). In March and April 1995, holders of debentures who also held warrants applied $102,612.50 of their debentures to exercise 684,084 during the temporary period of reduced exercise price of $0.15 per warrant, and applied $4,320.00 of the debentures to exercise 24,000 A Warrants at $0.18 per warrant, for equal amounts of shares of common stock of the Company.

     Convertible Subordinated Debentures in May and June 1995 - In May and June 1995, the Company sold debentures in the aggregate amount of $185,312.40, with due dates in June and July 1996. In June 1995, $98,312.40 of the debentures were converted to exercise 655,416 A Warrants during the temporary period of reduced exercise price of $0.15 per warrant, and $87,000 of the debentures were converted into 435,000 shares common stock of the Company at $0.20 per share.

     Reduced Warrant Exercise Price in February and March 1995 - In February and March 1995, the Company offered to holders of its A Warrants a temporary reduction in the exercise price from $0.60 to $0.15 per A Warrant. As a result, in the first quarter of 1996, the Company received $318,425.00 from the exercise of 2,122,833 A Warrants, in addition to the debentures which were converted for exercising A Warrants, previously described herein.

     Reduced Warrant Exercise Price in June and July 1995 - In June and July 1995, the Company offered to holders of its A Warrants a temporary reduction in the exercise price from $0.60 to $0.18 per A Warrant. As a result, the Company received $116,280 from the exercise of 646,667 A Warrants, in addition to the debentures which were converted for exercising A Warrants, previously described herein.

     Private Placement of Equity in January and March 1994 - In January and March 1994, the Company privately sold approximately 525 detachable units (the "1994 Units") of its securities at a price of $6,000 per 1994 Unit. Each of the 1994 Units consisted of 12,000 shares, which collectively constituted the Unit Shares and 12,000 warrants, which collectively constituted the A Warrants. Each A Warrant entitled the holder thereof to purchase one share of Common Stock (the "A Warrants Shares") at an initial exercise price of $0.75. The Company undertook to register the A Warrants Shares in a registration statement effective October 21, 1994. In an attempt to relieve the Company's restrictive cash flow, the Company reduced the warrant exercise price for a limited period of time on two occasions, in March 1995, and in June 1995, to $0.18 and $0.15 respectively for each warrant exercised for one share of Common Stock. An aggregate of 4,217,000 shares of common stock were issued, for which the Company received $432,705 and converted debentures in the amount of $205,244 for the purpose of exercising warrants held by the holders of such debentures. In February 1996, in order for the Company to issue the 1996 A Debentures and 1996 B Debentures, the Company permanently reduced the exercise price of the A Warrants to the market value of the Company's Common Stock, canceled all remaining A Warrants and issued 3,238,500 shares of common stock to the holders of the equivalent number of A Warrants. In addition, 905,414 shares of Common Stock were issued to holders of 958,640 Dealer Warrants and B Warrants; and to the holders of Networld Warrants and Networld Underlying Warrants, 275,000 shares of common stock were issued on an exchange basis of 2 warrants for each share of Common Stock; thus eliminating all Warrants issued in the 1994 Private Placement and which contained anti-dilution provisions.

     Private Placement of Debt in September and December 1993 - First Equity Capital Securities, Inc. arranged for two bridge loans (the "1993 Bridge Loans") for the Company in September and December 1993, for $230,000 and $634,000, respectively. The loans bore interest at the rate of eight percent per annum and were due on January 31, 1994. On January 21, 1994, $230,000 of bridge loans (made in October 1993) and $540,000 of bridge loans (made in December 1993) were converted into $460,000 and $720,000 of 1994 Units, respectively. Accordingly, the $230,000 loan was converted into 920,000 Unit Shares and 1,320,500 A Warrants and $540,000 of the $634,000 loan was converted into 1,440,000 Unit Shares and 1,980,000 A Warrants in January 1994. The Company repaid $94,000 of bridge loans (made in December 1993) in January 1994.

     Revolving Loan Facility in January 1994 - As the result of the acquisition of the Source Subsidiary in January 1994, the Company entered the Revolving Loan Facility with the Bank, pursuant to which the Company assumed $360,000 of a formerly joint MicroProbe/Source revolving loan obligation to the Bank. As security for its obligation to the Bank, the Company granted to the Bank a security interest in substantially all of the Company's assets, including its accounts receivable, inventory, furniture, fixtures and equipment and general intangibles. In addition, the Company issued to the Bank 50,000 five-year Bank Warrants, each for the purchase of one share of Common Stock (a "Bank Warrant Share"), exercisable at $0.75 per share. The Company granted the Bank "piggy-back" registration rights with respect to the Bank Warrant Shares. In December 1995, the Note on the Revolving Loan Facility was paid off and the Facility closed.

     Acquisition of the Source Subsidiary in January 1994 - In January 1994, the Company purchased all of the issued and outstanding capital stock of the Source Subsidiary from MicroProbe. (See Item 12 - "Certain Relationships and Transactions".)

     Convertible Subordinated Debentures in June 1993 - In May and June 1993, the Company sold seven debentures in the principal amount of $20,000 each (the "1993 Debentures") with a due date of July 1, 1995. With the issuance of the 1993 Debentures, the Company issued an aggregate of 14,000 warrants, each to purchase one share of Common Stock at an exercise price of not less than $0.75 per share. Four of the 1993 Debentures, plus accrued and unpaid interest in the aggregate amount of $6,398.00, were converted into 431,980 shares of Common Stock, effective on June 30, 1995, at the rate of $0.20 per share. Accrued and unpaid interest in the aggregate amount of $14,997 was used to exercise A Warrants in June 1995, and converted into 87,000 shares of Common Stock at the rate of $0.18 for each of the A Warrants. In March 1996, one of the debentures plus accrued interest was partially converted into 164,185 shares of Common Stock when the Company reduced the conversion rate to $0.13, and the balance was converted into 38,462 shares of Common Stock in June 1996 at the same conversion rate. In April 1996, the Company reached an agreement with a former executive officer of the Company regarding the disposition of certain mutual interests and obligations which resulted in the elimination of the principal of that person's 1993 Debenture in the amount of $20,000 and accrued interest thereon In June 1996, the remaining debenture was converted into 142,857 shares of Common Stock when the Company reduced the conversion rate to $0.14, and the parties agreed to a payment schedule of the accrued interest thereon, in three payments of $1,856 per payment dated July 10, August 10 and September 10, 1996. In June 1996, holders of 1993 Debenture Warrants exercised 12,000 warrants into equal shares of common stock after the Company reduced the warrant exercise price from $0.75 to $0.14.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Financial Statements and Supplementary Data are included herein on pages 15 through 41.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There is no disagreement between the Company and its accountants. See also item 14(b).

                             SOURCE SCIENTIFIC, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS


                   For The Years Ended June 30, 1996 And 1995

                                      with

                      INDEPENDENT AUDITORS' REPORT THEREON


                       --------------------------------



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


SOURCE SCIENTIFIC, INC.                                         Page

Report Of Independent Accountants, Corbin & Wertz                16

Report Of Independent Accountants, Coopers & Lybrand, L.L.P.     17

Consolidated Balance Sheets - June  30, 1996 And 1995            18

Consolidated Statements Of Operations -
    For The Years Ended June  30, 1996 And 1995                  19

Consolidated Statements Of Shareholders' Equity -
    For The Years Ended June  30, 1996 And 1995                  20

Consolidated Statements Of Cash Flows -
    For The Years Ended June  30, 1996 And 1995                  21

Notes To Consolidated Financial Statements                       23

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Source Scientific, Inc.


We have audited the accompanying consolidated balance sheet of Source Scientific, Inc. and its subsidiaries (the "Company") as of June 30, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Source Scientific, Inc. and its subsidiaries at June 30, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.





CORBIN & WERTZ



Irvine, California
September 13, 1996, except for
 Note 17 as to which the date is October 9, 1996.

                          REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Source Scientific, Inc.


We have audited the consolidated financial statements of Source Scientific, Inc. (formerly Alton Group, Inc.; the "Company") as of June 30, 1995, and for the year then ended listed in the index on page 15 of this Form 10 KSB. These consolidated financial statements are the responsibility of the Company's man-agement. Our responsibility is the express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstate-ment. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Source Scientific, Inc. for the year ended June 30, 1995, in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.



Newport Beach, California
December 14, 1995

                             SOURCE SCIENTIFIC, INC.

                           CONSOLIDATED BALANCE SHEETS

                             June 30, 1996 and 1995


ASSETS                                         1996            1995
                                            ----------      ----------

Current assets:
  Cash and cash equivalents                 $  162,000      $  35,000
  Accounts receivable, net of allowance
   for doubtful accounts of $13,000 and
   $20,000 at June 30, 1996 and 1995,
   respectively                                791,000        449,000
  Inventories                                1,263,000      1,269,000
  Other current assets                         215,000        180,000
                                            ----------      ---------
                                             2,431,000      1,933,000

Property and equipment, net                     72,000        121,000
Goodwill, less accumulated amortization
 of $24,000 and $12,000 at June 30,
 1996 and 1995, respectively                    66,000         78,000
Other assets, net                               52,000         81,000
                                            ----------      ---------

                                           $ 2,621,000    $ 2,213,000
                                            ==========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                         $   691,000    $   868,000
  Accrued expenses                             239,000        204,000
  Convertible debentures                           ---         60,000
  Notes payable and bank line of credit        228,000        327,000
  Deferred rent                                 36,000          2,000
  Lease obligation                                 ---         30,000
                                             ---------      ---------
                                             1,194,000      1,491,000

Convertible debentures                         629,000            ---
Deferred rent, net of current portion          230,000        230,000
                                             ---------      ---------
     Total liabilities                       2,053,000      1,721,000
                                             ---------      ---------

Commitments and contingencies

Redeemable Series C convertible
 preferred stock                                   ---         23,000

Shareholders' equity:
  Common stock; no par value, authorized
   75,000,000 shares, issued and
   outstanding 20,152,919 shares and
   14,739,434 shares at June 30, 1996
   and 1995, respectively                   20,754,000     20,744,000
  Accumulated deficit                      (20,024,000)   (19,952,000)
  Shareholder notes receivable from the
   sale of common stock                       (162,000)      (323,000)
                                           -----------    -----------
     Total shareholders' equity                568,000        469,000
                                           -----------    -----------

                                          $  2,621,000    $ 2,213,000
                                             =========      =========

     See accompanying notes to these consolidated financial statements
                                     - 18 -

                             SOURCE SCIENTIFIC, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   For The Years Ended June 30, 1996 and 1995


                                               1996            1995
                                            ---------       ---------

Revenues:
  Product sales                           $ 3,630,000     $ 3,018,000
  Research contracts                           97,000         189,000
  Service contracts                         1,597,000       1,670,000
                                            ---------       ---------
                                            5,324,000       4,877,000
                                            ---------       ---------

Cost of revenues:
  Cost of product sales                     2,364,000       2,268,000
  Cost of research contracts                   52,000         113,000
  Cost of service contracts                   921,000         818,000
                                            ---------       ---------
                                            3,337,000       3,199,000
                                            ---------       ---------

     Gross profit                           1,987,000       1,678,000
                                            ---------       ---------

Operating expenses:
  Selling, general and administrative       1,158,000       1,647,000
  Research, development and engineering       821,000         839,000
                                            ---------       ---------
                                            1,979,000       2,486,000
                                            ---------       ---------

     Operating income (loss)                    8,000        (808,000)

Interest expense, net                          80,000         132,000
                                            ---------       ---------

Loss before extraordinary item                (72,000)       (940,000)

Extraordinary item - gain from
 reduction of lease obligation                    ---         309,000
                                            ---------        --------

Net loss                                 $    (72,000)    $  (631,000)
                                            =========       =========

Per common share amounts:
  Loss before extraordinary item         $      (0.00)    $     (0.09)
  Extraordinary item                              ---            0.03
                                            ---------       ---------

  Net loss                               $      (0.00)    $     (0.06)
                                           ==========       =========

Weighted average number of common
 shares outstanding                        20,110,501      10,658,540
                                          ===========     ===========





      See accompanying notes to these consolidated financial statements
                                     - 19 -

                             SOURCE SCIENTIFIC, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                   For The Years Ended June 30, 1996 and 1995




                                                                                                      SHAREHOLDER
                                                                                                   NOTES RECEIVABLE       TOTAL
                                                           COMMON STOCK             ACCUMULATED     FROM THE SALE OF   SHAREHOLDERS'
                                                       SHARES           AMOUNT        DEFICIT         COMMON STOCK        EQUITY
                                                     ---------       ----------

Balances, June 30, 1994                              9,788,738      $20,000,000    $(19,320,000)       $(283,000)         $ 397,000

Issuance of common stock for note receivable
 from shareholder                                       81,375           40,000             ---          (40,000)               ---
Exercise of common stock purchase options                  575              300             ---              ---                300
Exercise of common stock purchase warrants
 and conversion of debentures                        4,868,746          772,700             ---              ---            772,700
Additional costs incurred in connection with
 issuance of common stock in 1994                          ---          (69,000)            ---              ---            (69,000)
Accretion of redeemable preferred stock                    ---              ---          (1,000)             ---             (1,000)
Net loss                                                   ---                         (631,000)             ---           (631,000)
                                                     ---------       ----------      ----------         --------            -------

Balances, June 30, 1995                             14,739,434       20,744,000     (19,952,000)        (323,000)           469,000

Exercise of common stock purchase options
 under Company Plan                                     78,425           11,000             ---              ---             11,000
Exercise of other common stock
 purchase options                                      134,375            1,000             ---              ---              1,000
Exercise of common stock purchase warrants             658,667          118,000             ---              ---            118,000
Common stock issued for cancellation of anti-
 dilution provision                                  4,418,914              ---             ---              ---                ---
Issuance of common stock for convertible
 debentures and interest                               345,504           41,000             ---              ---             41,000
Issuance of common stock for capital
 raising activity                                      100,000              ---             ---              ---                ---
Cancellation of common stock issued for
 shareholder note receivable forgiven                 (322,400)        (161,000)            ---          161,000                ---
Net loss                                                   ---              ---         (72,000)             ---            (72,000)
                                                     ---------        ---------         -------         --------            -------

Balances, June 30, 1996                             20,152,919      $20,754,000    $(20,024,000)       $(162,000)         $ 568,000
                                                    ==========       ==========      ==========         ========            =======






        See accompanying notes to these consolidated financial statements
                                     - 20 -

                                              SOURCE SCIENTIFIC, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    For The Years Ended June 30, 1996 and 1995


                                                1996               1995
                                             ----------         ----------

Cash flows from operating activities:
  Net loss                                  $   (72,000)       $  (631,000)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
    Extraordinary item                              ---           (309,000)
    Depreciation and amortization               124,000            147,000
    Gain on sale of property and
     equipment                                   (2,000)               ---
    Changes in operating assets and
     liabilities:
      Accounts receivable, net                 (342,000)           273,000
      Inventories                               (28,000)           373,000
      Other assets                              (23,000)           (66,000)
      Accounts payable                          (94,000)           132,000
      Accrued expenses                            7,000            189,000)
      Customer deposits, deferred revenue
       and lease obligation                     (35,000)          (322,000)
      Deferred rent                              34,000             28,000
                                              ---------           --------

  Net cash used in operating activities        (431,000)          (564,000)
                                              ---------            -------

Cash flows from investing activities:
  Capital expenditures                          (12,000)           (31,000)
  Proceeds from sale of property and
   equipment                                      2,000                ---
                                              ---------           --------

  Net cash used in investing activities         (10,000)           (31,000)
                                              ---------           --------

Cash flows from financing activities:
  Proceeds from issuance of convertible
   debentures                                   629,000                ---
  Proceeds from issuance of note payable        180,000                ---
  Repayment of notes payable                    (57,000)           (84,000)
  Net borrowings on bank line of credit        (305,000)            26,000
  Proceeds from exercise of common stock
   purchase options                               3,000                300
  Proceeds from exercise of common stock
   purchase warrants                            118,000            692,700
  Stock issuance costs                              ---            (69,000)
                                              ---------           --------

  Net cash provided by financing
   activities                                   568,000            566,000
                                              ---------          ---------



Continued

                             SOURCE SCIENTIFIC, INC.

                   For The Years Ended June 30, 1996 and 1995


                                                1996               1995
                                             ----------         ----------


Net change in cash and cash equivalents      $  127,000         $  (29,000)

Cash and cash equivalents, beginning of
  year                                           35,000             64,000
                                              ---------          ---------

Cash and cash equivalents, end of year       $  162,000         $   35,000
                                              =========           ========

Supplemental disclosure of cash flow
 information -
  Cash paid during the year for:
    Interest                                 $   83,000         $  141,000
                                              =========           ========
    Income taxes                             $    2,000         $      ---
                                              =========           ========

Supplemental schedule of non-cash investing and financing activities:

1996

During 1996, the Company issued 345,504 shares of common stock for conversion of debentures totaling $40,000 and accrued interest totaling $1,000.

During 1996, the Company issued notes payable in satisfaction of accounts payable amounting to $83,000.

During 1996, the Company issued 66,093 shares of common stock through the exercise of options for accrued vacation in the amount of $9,000.

During 1996, the Company canceled a note receivable from a shareholder amounting to $161,000 for the return of 322,400 shares of common stock. In addition, the Company concurrently canceled a $20,000 convertible debenture which was outstanding at June 30, 1995.




        See accompanying notes to these consolidated financial statements
                                     - 22 -

                             SOURCE SCIENTIFIC, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   For The Years Ended June 30, 1996 and 1995



NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

In January 1994, Source Scientific, Inc. ("Source"), a Delaware corporation, then operating as Alton Group, Inc. ("Alton"), acquired from MircoProbe Corporation ("MicroProbe") all of the issued and outstanding shares of common stock of Source for total consideration of $2,450,000 plus acquisition expenses of approximately $104,000. A total of $1,500,000 was paid in cash and the balance was to be paid under the terms of a $950,000 noninterest-bearing ($865,000 net of imputed interest), subordinated promissory note due to MicroProbe.

As part of the acquisition, Alton assumed a $360,000 joint MicroProbe and Source revolving line of credit due to Silicon Valley Bank. In addition, Alton issued to MicroProbe a five-year warrant to purchase 50,000 shares of Alton's common stock at an exercise price of $0.50 per share and a five-year warrant to purchase an additional 50,000 shares of Alton's common stock at an exercise price of $1.00 per share.

In November 1994, Alton and MicroProbe entered into an agreement to settle outstanding issues between them in connection with the acquisition and a supply agreement executed concurrent with the acquisition. As part of such settlement, Alton's promissory note due to MicroProbe was canceled and the note balance of $883,000 was recorded as a reduction to goodwill. Also pursuant to this agreement, outstanding warrants to purchase 100,000 shares of Alton's common stock were canceled.

In February 1995, Alton changed its name to Source.

Source designs, manufactures and markets devices and instrumentation used worldwide in hospitals and laboratories for biomedical and industrial applications. Source's instrument systems integrate various detection technologies (photometry, fluorescence, luminescence), robotics, fluidics and custom-designed software, into complete systems or special purpose modules. As an original equipment manufacturer (OEM), Source offers for sale its expertise in developing and manufacturing instruments to other companies for resale to end-user customers. Revenues are generated from products sold and services rendered through diagnostic systems suppliers (other instrument companies and reagent companies), distribution networks, tradeshows and in-house representatives.




Continued

                             SOURCE SCIENTIFIC, INC.

                   For The Years Ended June 30, 1996 and 1995



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Source and its wholly-owned subsidiaries (collectively the "Company"). All material intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates.

Fair Value of Financial Instruments

The consolidated financial statements contain financial instruments whereby the fair market value of the financial instruments could be different than those recorded on a historical basis in the accompanying consolidated financial statements. The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, convertible debentures and notes payable. The carrying amounts of the Company's financial instruments approximate their fair values at June 30, 1996.

Concentrations of Credit Risk

The Company, at times, maintains cash balances at certain financial institutions in excess of amounts insured by Federal agencies.

The Company sells its products throughout the United States and worldwide. The Company extends credit to its customers and performs ongoing credit evaluations of such customers. The Company does not obtain collateral to secure its accounts receivable. The Company maintains allowances for potential credit losses and, historically, such losses have been within management's estimates.

Two customers each accounted for approximately 22% of net sales for the year ended June 30, 1996. Such customers accounted for 16% and 14%, respectively, of accounts receivable at June 30, 1996. The Company had one customer which accounted for approximately 37% of revenues for the year ended June 30, 1995. Such customer accounted for approximately 22% of accounts receivable at June 30, 1995.


Continued

                             SOURCE SCIENTIFIC, INC.

                   For The Years Ended June 30, 1996 and 1995



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The Company predominately sells its products in the biomedical and analytical instruments industry. The Company's international sales were approximately 10% and 12% of total revenues for the years ended June 30, 1996 and 1995, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with a remaining maturity, when purchased, of three months or less, to be cash equivalents.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or estimated net realizable value.

The carrying value of Source's inventory represents management's estimate of its net realizable value. Such value is based on forecasts for sales in the ensuing years. The industry in which Source operates is characterized by rapid technological advancement and change. Should demand for Source's products prove to be significantly less than anticipated, the ultimate realizable value of such products would be substantially less than the amount shown in the accompanying consolidated balance sheet.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization, and are being depreciated on a straight-line basis over their estimated useful lives, which range from three to ten years. Leasehold improvements are being amortized using the straight-line method over the life of the asset or the term of the lease, whichever is shorter. Major betterments and renewals are capitalized, while routine repairs and maintenance are charged to expense when incurred.

Software Development Costs

Software development costs incurred subsequent to establishing technological feasibility are capitalized and amortized based on the anticipated units to be shipped for the related products, with minimum annual amortization equal to the straight-line amortization over the remaining economic life of the related product not exceeding three years. The Company evaluates capitalized software amounts by comparing such amounts to their estimated net realizable value, i.e., future revenues reduced by the cost, if any, of completing and disposing of the product. Amounts in excess of net realizable value are charged to operations.


Continued

                             SOURCE SCIENTIFIC, INC.

                   For The Years Ended June 30, 1996 and 1995



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Goodwill

Goodwill, which represents the excess of cost over fair value of net assets acquired, is being amortized on the straight-line method over ten years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted cash flows. The amount of goodwill impairment, if any, is measured based on projected undiscounted cash flows and is charged to operations in the period in which goodwill impairment is determined by management. Management believes no impairment has occurred as of June 30, 1996.

Warranty Costs

The Company provides a warranty against defects in materials and workmanship for one year following the date of sale. Estimated costs of product warranties are charged to operations during the year the products are sold.

Patents

The Company capitalizes the cost of its patents and amortizes such costs over the useful life of the patents not to exceed 17 years. At June 30, 1996, no carrying value remains in the accompanying balance sheet for unexpired patents.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement No. 109"). Under the asset and liability method of Statement No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for a portion or all of deferred tax assets if it is more likely than not that such deferred tax assets will not be realized through future operations.


Continued

                             SOURCE SCIENTIFIC, INC.

                   For The Years Ended June 30, 1996 and 1995



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Revenue Recognition

Revenues from the sale of the Company's products are recognized at the time of shipment to its customers, while revenue on service contracts and research and development contracts are recognized as the service and research and development activities are performed under the terms of the related agreements.

Research and Development Costs

Research and development costs are expensed as incurred.

Per Common Share Information

Per common share amounts are computed based on weighted average number of common shares outstanding during each period. Common stock equivalents and other potentially dilutive securities were excluded from the per common share calculations as their effect would have been antidilutive or in the case of the extraordinary item per share, such amount would not be significant.

Reclassifications

Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

NOTE 3 - ACCOUNTS RECEIVABLE FACTORING

In February 1995, the Company entered into an accounts receivable factoring agreement with a bank for a one-year term. The initial advance to the Company by the bank was 80% of the accounts receivable factored. The remaining 20%, less administrative and finance charges as defined in the agreement, was remitted to the Company by the bank upon the bank's collection of the factored accounts receivable balance above and beyond the initial advance. During 1995, under the terms of the agreement, the Company sold with recourse accounts receivable totaling approximately $1,242,000, of which approximately $194,600 remained uncollected by the bank at June 30, 1995 and represented the Company's maximum exposure under the recourse provisions of the agreement. A finance fee of 2.5% was charged monthly on the average outstanding accounts receivable balance as defined by the agreement. An administrative fee of 1% was charged on the face amount of each factored receivable. Interest expense for the year ended June 30, 1995 was approximately $48,000. The Company ceased factoring accounts receivable under this agreement in October 1995.


Continued

                             SOURCE SCIENTIFIC, INC.

                   For The Years Ended June 30, 1996 and 1995



NOTE 3 - ACCOUNTS RECEIVABLE FACTORING, continued

Subsequent to the termination of the previous agreement, in December 1995, the Company entered into two accounts receivable factoring agreements with a bank, both for one-year terms. The initial advance under each agreement was 80% of the accounts receivable factored. Under each agreement, in no event shall the aggregate amount of all purchased receivables outstanding at anytime exceed $150,000 and $250,000, respectively. The remaining 20%, less administrative and finance charges, as defined by the agreement, is remitted to the Company by the bank upon the bank's collection of the factored accounts receivable balance. During 1996, under the terms of each agreement, the Company sold, with recourse, accounts receivable totaling approximately $1,085,000. At June 30, 1996, all amounts have been collected by the bank. A finance fee under each agreement of 1.5% and 2.25%, respectively, is charged monthly on the average outstanding accounts receivable balance as defined by the agreement. An administration fee of 1.0% is charged on the face amount of each factored receivable under each agreement. The Company ceased factoring accounts receivable under these agreements in February 1996. Interest expense for the year ended June 30, 1996 amounted to approximately $67,000.

NOTE 4 - INVENTORIES

Inventories consist of the following at June 30:

                                           1996               1995
                                        ----------         ----------

     Raw materials                     $   860,000        $    18,000
     Work in process                       332,000            180,000
     Finished goods                         71,000            171,000
                                         ---------          ---------

                                       $ 1,263,000        $ 1,269,000
                                         =========          =========

NOTE 5 - OTHER CURRENT ASSETS

Other current assets consist of the following at June 30:

                                           1996               1995
                                        ----------         ----------


     Reimbursable development
      costs                            $   126,000        $   139,000
     Supplies and inventory                 68,000             23,000
     Insurance                               8,000              6,000
     Other                                  13,000             12,000
                                         ---------          ---------

                                       $   215,000        $   180,000
                                         =========          =========


Continued

                             SOURCE SCIENTIFIC, INC.

                   For The Years Ended June 30, 1996 and 1995



NOTE 5 - OTHER CURRENT ASSETS, continued

Reimbursable development costs are capitalized as incurred to the extent such amounts are believed to be recoverable. The Company is reimbursed upon the billing of units shipped. During the year ended June 30, 1996, collections of approximately $13,000 were recorded as a reduction to such amounts to be reimbursed. No amounts were collected in fiscal 1995.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30:


                                           1996               1995
                                        ----------         ----------

     Machinery, equipment and tooling   $  285,000         $  330,000
     Computer equipment and software        36,000             36,000
     Furniture and fixtures                 17,000             17,000
                                         ---------          ---------
                                           338,000            383,000

     Less accumulated deprecIation
      and amortization                    (266,000           (262,000)
                                         ---------          ---------

                                        $   72,000         $  121,000
                                         =========          =========

Depreciation and amortization expense for the years ended June 30, 1996 and 1995, amounted to $95,000 and $147,000, respectively, of which $39,000 and $36,000, respectively, is included in cost of product sales in the accompanying statements of operations.

NOTE 7 - OTHER ASSETS

Other assets consist of the following at June 30:

                                           1996               1995
                                        ----------         ----------

     Software development costs        $   106,000        $   106,000
     Less accumulated amortization         (97,000)           (80,000)
                                        ----------         ----------
                                             9,000             26,000

     Deposits                               38,000             48,000
     Other                                   5,000              7,000
                                        ----------         ----------

                                       $    52,000        $    81,000
                                        ==========         ==========

Amortization of software development costs was $17,000 and $21,000 for the years ended June 30, 1996 and 1995, respectively.


Continued

                             SOURCE SCIENTIFIC, INC.

                   For The Years Ended June 30, 1996 and 1995



NOTE 8 - ACCRUED EXPENSES

Accrued expenses consist of the following at June 30:


                                           1996               1995
                                        ----------         ----------

     Professional fees                 $    30,000        $    30,000
     Accrued payroll, vacation
      and commissions                       93,000            109,000
     Interest                                8,000              8,000
     Warranties                             18,000             18,000
     Customer deposits                      25,000                ---
     Accrued redemption of redeemable
      Series C convertible preferred
      stock                                 23,000                ---
     Other                                  42,000             39,000
                                        ----------         ----------

                                       $   239,000        $   204,000
                                        ==========         ==========

NOTE 9 - NOTES PAYABLE AND BANK LINE OF CREDIT

Notes payable consist of the following at June 30:

                                           1996           1995
                                        ----------     -------

Notepayable to Biopool  International
    bearing  interest  at 7% per annum
    until March 1996,  at which time
    the rate increased to 8% per annum,
    unsecured, principal payments of
    $20,000 on each 15th day of the
    months July through November 1996;
    with a final principal payment of
    $30,000 together with interest of
    $6,034, due on December 15, 1996.   $  130,000         ---

Bankline of credit with a maximum
    amount of $600,000, or 65% of the
    Company's qualifying  receivables,
    collateralized  by  all  assets of
    the  Company, interest at 4% over
    the bank's  reference  rate (an
    effective  rate of 9% at June 30,
    1995), paid in December 1995.
    Additionally,  the Company issued
    to the bank warrants to purchase
    50,000 shares of its common stock.         ---      304,000




Continued

                             SOURCE SCIENTIFIC, INC.

                   For The Years Ended June 30, 1996 and 1995



NOTE 9 - NOTES PAYABLE, continued

                                           1996               1995
                                        ----------         ----------

Notes payable, unsecured, noninterest
     bearing and interest bearing at
     rates up to 10% per annum, with
     due dates  ranging  from  July
     1996 to April  1997, certain of
     which are past due and are in
     technical default.                    98,000              23,000
                                        ---------            --------

                                       $  228,000          $  327,000
                                        =========           =========

NOTE 10 - CONVERTIBLE DEBENTURES

Convertible debentures consist of the following at June 30:

                                           1996               1995
                                        ----------         ----------

Convertible  debentures  payable to
     a former officer and two
     unaffiliated individuals in the
     face amount of $20,000  each,
     convertible at any time into
     shares of the Company's common
     stock at the conversion price
     of $0.75 per share or as adjusted
     in accordance with the agreement,
     with warrants attached to purchase
     one share of the Company's common
     stock for each $10 of debentures
     at the amended price of $0.75
     per share,  exercisable any time
     through May 3, 1998, principal
     and interest at 9.75% per annum,
     satisfied $40,000 by issuance
     of 345,504 shares of common
     stock and $20,000 satisfied
     through an offset of amounts
     due the Company in 1996 from
     a former officer (see Note 15).           ---            60,000


Continued

                             SOURCE SCIENTIFIC, INC.

                   For The Years Ended June 30, 1996 and 1995



NOTE 10 - CONVERTIBLE DEBENTURES, continued

                                           1996               1995
                                        ----------         ----------

Convertible debentures payable to
     three unaffiliated individuals,
     convertible at any time into
     shares of the Company's common
     stock at the conversion price
     of $0.053  per share at the
     option of the Company, subject
     to a downward adjustment in
     the event the underlying common
     stock is not registered with
     the Securities and Exchange
     Commission within ten (10)
     months from the date of issuance
     to a floor of $0.05 per share,
     with  warrants  attached  to
     purchase  one share of the
     Company's  common stock at
     $0.25 per share (see Note 13),
     interest at 12% per annum payable
     annually, principal due on
     January 31, 1998 (see Note 15).       310,000                ---

Convertible debentures payable to six
     unaffiliated   individuals  and
     one individual owning more than
     10% of the Company's common stock,
     who is not an officer or director,
     convertible  at any  time  into
     shares  of the Company's common
     stock at the  conversion  price
     of $0.08 per share at the option
     of the Company, subject to a down-
     ward  adjustment  in the event the
     underlying  common stock is not
     registered with the Securities
     and Exchange Commission  within
     ten (10)  months from the date of
     issuance to a floor of$0.05 per
     share,  with  warrants  attached
     to  purchase  one share of the
     Company's  common  stock at $0.25
     per share (see Note 13),  interest
     at 12% per annum payable annually,
     principal due on January 31, 1998
     (see Note 15).                        319,000             ---
                                         ---------        --------
                                           629,000          60,000

Continued

                             SOURCE SCIENTIFIC, INC.

                   For The Years Ended June 30, 1996 and 1995



NOTE 10 - CONVERTIBLE DEBENTURES, continued

                                           1996               1995
                                        ----------         ----------

Less current portion                           ---            (60,000)
                                        ----------         ----------

                                       $   629,000        $       ---
                                        ==========          =========

The convertible debentures issued in 1996 were issued at their estimated fair value. Such estimate is based on the stated interest rate and the related conversion price into the Company's common stock. The Board of Directors estimated the fair value of the Company's common stock at the date of issuance to be approximately $0.06 per share.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Lease Obligation and Extraordinary Item

Lease obligation, amounting to approximately $30,000 at June 30, 1995, represents the remaining cost, net of sublease income, of the lease on the Company's prior premises. Subsequent to the acquisition of Source, the Company vacated such premises and moved all operations to the Source facility. During 1995, the Company negotiated a termination of the lease, in consideration of the termination and all obligations thereunder, the Company paid its former landlord approximately $150,000 and surrendered a claim to approximately $20,000 of deposit and offsets. A remaining balance of $30,000 was owed to the Company's former landlord at June 30, 1995 and was included in current liabilities. The settlement reduced the Company's previously accrued lease obligation by $309,000, and accordingly, an extraordinary gain of this amount is reflected in the accompanying 1995 statement of operations.


Continued

                             SOURCE SCIENTIFIC, INC.

                   For The Years Ended June 30, 1996 and 1995



NOTE 11 - COMMITMENTS AND CONTINGENCIES, continued

Lease Commitments

The Company leases its office and warehouse facilities under an operating lease which expires in January 2002. The following is a schedule of future annual minimum lease payments under all noncancellable operating lease agreements as of June 30, 1996:

                  Years Ending
                    June 30,

                    1997                $     339,000
                    1998                      349,000
                    1999                      350,000
                    2000                      366,000
                    2001                      390,000
                    Thereafter                227,000
                                           ----------

                                        $   2,021,000
                                           ==========

Rent expense was $316,000 and $324,000 for the years ended June 30, 1996 and 1995, respectively.

Employment Contracts

The Company entered into two and three-year employment contracts with certain officers, directors of the Company and key management of the Company, commencing July 1, 1995. Prior to this date, the Company had certain employment agreements which were in effect. The contracts effective July 1, 1995 provide for annual compensation ranging from $52,000 to $124,000. Total compensation charged to operations for the years ended June 30, 1996 and 1995, under agreements in effect during such years amounted to $481,201 and $407,869, respectively. Future annual compensation under all management agreements for fiscal years ending June 30, 1997 and 1998 are $521,619 and $103,021, respectively.


Continued

                             SOURCE SCIENTIFIC, INC.

                   For The Years Ended June 30, 1996 and 1995



NOTE 12 - INCOME TAXES

The Company has not incurred significant income taxes during the years ended June 30, 1996 and 1995.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows:

                                                 June 30,
                                        -------------------------
                                           1996           1995
                                        ----------     ----------
Deferred tax assets:
  Inventory reserve                    $    86,000    $    89,000
  Warranty reserve                           6,000          8,000
  Vacation accrual                          21,000         46,000
  Allowance for bad debts                    5,000          9,000
  Credits                                  642,000        642,000
  Other                                        ---          2,000
  Net operating loss carryforwards       8,393,000      8,345,000
                                        ----------     ----------
                                         9,153,000      9,141,000

Valuation allowance                     (9,120,000)    (9,103,000)
                                        ----------     ----------

     Net deferred tax assets                33,000         38,000

Deferred tax liability -
  Property and equipment                   (33,000)       (38,000)
                                        ----------     ----------

     Net deferred income taxes          $      ---     $      ---
                                         =========      =========

A reconciliation of the actual income tax expense to expected income tax benefit computed by applying the Federal statutory income tax rate of 34% to net loss for the year ended June 30, 1996 is as follows:

                                         Amount       %

Income tax benefit computed at
 Federal statutory tax rate            $ (24,000)    (34)%
State income taxes                         5,000       7
Other                                      2,000       3
Increase in the valuation allowance
 for deferred tax assets                  17,000      24
                                       ---------    ----

Income taxes                          $      ---      -- %
                                       =========    ====

The difference between the federal statutory rate of 34% and the Company's effective tax rate of 0% in 1995 is the result of incurring net operating losses without current tax benefit.


Continued

                             SOURCE SCIENTIFIC, INC.

                   For The Years Ended June 30, 1996 and 1995



NOTE 12 - INCOME TAXES, continued

As of June 30, 1996, the Company had net operating loss carryforwards for federal and state purposes of approximately $24,000,000 and $2,600,000, respectively. In addition, the Company had general business and research and development tax credit carryforwards of approximately $642,000. These carryforwards generally expire through 2011. As a result of common stock transactions of the Company, certain of its tax loss carryforwards are subject to restrictions which place a maximum annual limitation on the utilization of loss carryforwards arising prior to a change in ownership, as defined in the Internal Revenue Code.

NOTE 13 - COMMON STOCK PURCHASE OPTIONS AND WARRANTS

Stock Option Plan

The Company amended its stock option plan (the "Plan") during 1995 whereby the Board of Directors may grant options to employees, officers, outside directors and consultants to purchase up to an aggregate of 3,500,000 shares of the Company's common stock. Options to be granted under the Plan may be incentive stock options intended to qualify under Section 422 of the Internal Revenue Code and/or options other than incentive stock options (nonstatutory options). The exercise price of incentive stock options may not be less than 100% of the fair value market value of the common stock on the date of grant, and the exercise price for nonstatutory options must be at least 99% of such fair market value. The incentive stock options vest ratably over five years. No incentive stock options shall be exercisable after the earlier of the expiration date of the Plan or three months after termination of employment. Nonstatutory options must be exercised prior to the expiration date of the Plan or within a specified term ranging from one to five years.

A summary of common stock purchase option activity is as follows during the years ended at June 30:

                                           1996               1995
                                        ----------         ----------

Outstanding at beginning of year           628,250            749,116
  Granted                                2,036,000            150,000
  Canceled                                 (38,250)          (456,416)
  Exercised                                (78,425)           (81,950)
  Reissued                                     ---            267,500
                                        ----------         ----------

Outstanding at end of year               2,547,575            628,250
                                        ----------         ----------


Continued

                             SOURCE SCIENTIFIC, INC.

                   For The Years Ended June 30, 1996 and 1995



NOTE 13 - COMMON STOCK PURCHASE OPTIONS AND WARRANTS, continued

In March 1996, the Board of Directors approved that all outstanding grants of common stock purchase options, vested and non-vested, for current employees, officers and directors, be re-priced to reflect the exercise price of $0.14. During 1996, the Board of Directors granted options to purchase 2,036,000 shares of common stock. Options to purchase 38,250 shares of common stock were canceled.

At June 30, 1996, options to purchase 1,405,313 shares of common stock were exercisable under the plan described above. Such options expire at various dates through December 1999.

Other Options and Warrants

In addition to options issued under the Plan, the Company issued common stock purchase options to nonaffiliated entities. These options are exercisable at $0.008 to $0.75 per share over the terms ranging from one to five years and vested at the date of grant. From time to time, the Company issued warrants in connection with its financings (see Notes 9 and 10), expiring at various dates through February 2000. During 1996, the activity of other common stock purchase options and warrants was as follows:

                                   Shares        Price Range
                                 Available        Per Share

Balances, June 30, 1995           6,382,332       $0.008-$0.75

 Warrants issued in connection
  with convertible debentures     3,920,000       $0.25
 Warrants canceled or expired      (186,050)      $0.75
 Warrants exercised                (658,667)      $0.45
 Other options exercised           (134,375)      $0.008
 Canceled through issuance
  of common stock (Note 15)      (4,747,140)      $0.45
                                 ----------

Balances, June 30, 1996           4,576,100       $0.25-$0.75
                                 ==========

At June 30, 1995, options to purchase 394,375 had been granted, of which 134,375 were exercised during 1996, and the remaining balance of options to purchase 260,000 shares of common stock were outstanding as of June 30, 1996, all of which are exercisable at $0.75 per share.



Continued

                             SOURCE SCIENTIFIC, INC.

                   For The Years Ended June 30, 1996 and 1995



NOTE 13 - COMMON STOCK PURCHASE OPTIONS AND WARRANTS, continued

In connection with the Company's private placement of convertible debentures totaling $629,000 in January and February 1996 (see Note 10), warrants to purchase 3,920,000 shares of common stock were granted with an exercise price of $0.25 per share and expire in January and February 1999. No value was ascribed to such warrants since management believes the exercise price was substantially in excess of fair value at the time of issuance.

During fiscal 1996, warrants to purchase 4,747,140 common shares, subject to certain anti-dilution provisions, exercisable at $0.45 per share (subject to a reduction of the exercise price to $0.30 per share), were canceled through the issuance of 4,418,914 shares of common stock (see Note 15). During the current year, warrants to purchase 646,667 shares of common stock, previously exercisable at $0.45 per share, were exercised at $0.18 per share and 12,000 shares, previously exercisable at $0.45 per share, were exercised at $0.14 per share. All remaining common stock purchase warrants outstanding at June 30, 1996 were exercisable.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("Statement No. 123"). Statement No. 123 is primarily a disclosure standard for the Company because the Company will continue to account for employee stock options under Accounting Principles Board Opinion No. 25. The disclosure requirements for the Company required by Statement No. 123 will be effective for the Company's fiscal 1997 financial statements.

NOTE 14 - PREFERRED STOCK

The Company was required to redeem the shares of Series C Preferred Stock on September 1, 1995 at $15.4666 per share. The holders of Series C Preferred Stock were notified by the Company on November 3, 1995, (the "Notice"), that under the terms of the redemption rights of Series C Preferred Stock, the delay in redeeming the preferred shares caused an increase in the price per share by $4.00 per annum, based on a quarterly proration, to $18.93. The Notice also indicated the Company's intent to establish a redemption date of January 3, 1996. Dividends accrue on the Series C Preferred Stock at $0.53 per share per annum.

Continued

                             SOURCE SCIENTIFIC, INC.

                   For The Years Ended June 30, 1996 and 1995



NOTE 14 - PREFERRED STOCK, continued

On January 26, 1996, the Company notified holders of its Series C Preferred Stock that the Redemption Date was changed to June 28, 1996 at a Redemption Price of $17.93 in accordance with the terms of these stock certificates. As of June 30, 1996, the holders of the stock certificates had not completed a required acceptance and release agreement, nor had the certificates been tendered to the Company. As a result, no payment was made for the redemption of the Series C Preferred Stock as of June 30, 1996. Since the notice of redemption on June 28, 1996 was tendered, such preferred shares are no longer validly issued and outstanding. Such investors must claim their redemption monies within two years from the date of redemption. Accordingly, $23,000, plus accrued interest of $4,000, is included in accrued liabilities in the accompanying 1996 consolidated balance sheet.

NOTE 15 - COMMON STOCK

During 1995, certain debentures in the aggregate amount of $228,706, plus accrued interest of $10,218 were converted into 1,195,013 shares of common stock. With the issuance of certain debentures sold in 1995 in the aggregate amount of $414,712, and to the purchasers of such debentures, the Company issued an aggregate of 172,050 warrants, each to purchase one share of common stock at an exercise price of not less than $0.75 per shares. The Company temporarily reduced the warrant exercise price of such warrants from $0.60 to $0.15 and $0.18, in February and June of 1995, respectively, raising aggregate funds of $318,425 from the exercise of 2,122,833 warrants into an equal number of shares of common stock. Certain of the warrant holders, who were also debenture holders in the aggregate amount of $200,354, plus accrued interest of $14,997, used their debenture holdings for the exercise of their warrants into aggregate amount of 1,423,500 shares of common stock during the reduced exercise price periods.

In addition, in fiscal 1995, a retiring employee, who remains a director of the Company, exercised options at $0.75 per share for 81,375 shares of common stock, collateralized by a note.

In July 1995, the Company issued 646,667 shares of common stock in connection with the exercise of warrants at an exercise price of $0.18 per share. In addition, in June 1996, the Company issued 12,000 shares of common stock in connection with the exercise of warrants at an exercise price of $0.14 per share. Aggregate proceeds received in connection with these transactions, as reflected in the accompanying consolidated statement of shareholders' equity, totaled $118,000 (also see Note 13).




Continued

                             SOURCE SCIENTIFIC, INC.

                   For The Years Ended June 30, 1996 and 1995



NOTE 15 - COMMON STOCK, continued

As discussed in Note 13, in February 1996, the Company issued 4,418,914 shares of its common stock for the cancellation of certain warrants (see Note 13) exercisable at $0.45 per share (subject to a reduction of the exercise price of $0.30 per share). These warrants contained an anti-dilution provision which enabled the holders the right to purchase additional shares at the then exercise price per share in the event the Company issued any additional shares of its common stock in any unrelated transactions. The common stock issued in the transactions discussed above were effected to cancel the anti-dilution provision contained in the underlying warrants. No value was ascribed to common stock issued to cancel these warrants at the time of issuance in February 1996.

During fiscal 1996, the Company issued 345,504 shares of the Company's common stock valued at prices ranging from $0.10 to $0.14 upon conversion of debentures issued in 1993. The aggregate reduction of convertible debentures in 1996 totaled $40,000, plus accrued interest of $1,000 (see Note 10).

In April 1996, the Company reached an agreement with a former officer of the Company regarding the disposition of mutual interests and obligations between the parties which resulted in the cancellation of a note receivable from the sale of common stock totaling $161,000, as well as 332,400 shares of common stock which collateralized the note receivable. In addition, the Company canceled $20,000 of convertible debentures, plus accrued interest due to this former officer (also see Note 10) offset by approximately $24,000 of accrued interest on the note receivable referred to above.

In June 1996, the Company issued 100,000 shares of common stock to an unaffiliated entity in connection with certain capital raising activities. The holder of the shares were granted "piggy-back" registration rights with respect thereto.

NOTE 16 - RETIREMENT SAVINGS PLAN

During 1991, Source established a profit-sharing plan (the "401(k) Plan"), which is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986. The 401(k) Plan allows eligible employees to contribute up to 15% of their salary. Effective February 1, 1995, the Company adopted the 401(k) Plan. At its discretion, the Company may make matching contributions to the 401(k) Plan. No employer contributions have been made since adoption of the 401(k) Plan.


Continued

                             SOURCE SCIENTIFIC, INC.

                   For The Years Ended June 30, 1996 and 1995



NOTE 17 - SUBSEQUENT EVENTS

On October 9, 1996, the Company entered into a financing arrangement with a commercial lender to borrow up to $1,000,000. This line will allow the Company to borrow up to 80% of its eligible receivables, as defined, at an interest rate of prime plus 2.75% (subject to a 12% add-on in the event of default). The line contains certain financial covenants and is secured by substantially all of the Company's assets.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Company's directors and executive officers are as follows:

             Name                  Age       Positions                                  Director Since
     Richard A. Sullivan           55        Chairman of the Board, Director                     1984
                                             President and Chief Executive Officer
     John A. Karsten (2)           64        Director                                            1975
     Susan L. Preston (2)          42        Director                                            1984
     Thomas J. White (1)           37        Director                                            1996
     Bruce Popko (1)               51        Director                                            1996
     Jerry Gallwas  (2)            59        Director                                            1996
     Barry D. Plost (2)            50        Director                                            1996

     Mokhtar A. Shawky             52        Chief Financial Officer                             n/a
     Catherine Curtis              49        Secretary                                           n/a

(1)  Member of the Compensation Committee
(2)  Member of the Audit and Ethics Committee

    All directors serve for one year and thereafter until their successors are elected and qualify. Executive officers are appointed by the Board of Directors. Directors other than executive officers each receive $500 cash compensation per meeting attended as directors. No current director or executive officer has any arrangement or understanding whereby he or she has been or will be selected as a director. Further, no director or executive officer is related to any other director or executive officer.

Richard A. Sullivan, Chairman of the Board,
President and Chief Executive Officer

Mr. Sullivan was appointed Member of the Board, President and Chief Executive Officer on April 28, 1994, and Chairman of the Board in April 1996. He is responsible for full operations of Source Scientific, Inc. He held the position of Executive Vice President and General Manager of Source since April 1993, and was Vice President Sales & Marketing for MicroProbe Corporation and Source from May 1989. Previously, he was President of LAB2000 in Florida, a company specialized in import and export of clinical and industrial products worldwide. Mr. Sullivan holds a BS in Medical Technology from the University of Buffalo, New York and an MBA from Pace University, New York.

John A. Karsten, Director

Mr. Karsten was the Vice President and Chief Financial Officer of the Company from 1990 through Fiscal 1994. He was instrumental in directing the Company's reorganization from computer peripheral manufacturer to analytic instrumentation manufacturer in 1991. He has served as a Member of the Board of Directors of the Corporation since its inception in 1975, participating in the Initial Public Offering of the Company.

Susan L. Preston, Director and General Counsel

Ms. Preston is a part-time employee of the Company for corporate legal issues involving contracts, intellectual property, employment and regulatory compliance. She also has her own law practice in the State of Washington. Previously, she was Vice President and General Counsel for MicroProbe
Corporation from 1992 to 1994, where she handled all legal issues of the corporation. From 1991 to 1992, as Regional General Counsel, she provided legal and technical background to EMCON Northwest, a national environmental consulting firm involved in hydrogeology, remediation and analytical services.

Thomas J. White, Director

Mr. White is CEO of VLSystems, Inc., of Irvine, California, a software systems integration firm, a position he has held since 1992. As a CPA, he has held Senior Tax Specialist positions with Coopers & Lybrand in Denver, and with Peat Marwick in Decatur, Illinois. Mr. White has been a certified public accountant since 1981, and holds a B.S. in Accounting from Illinois State University.

Jerry Gallwas, Director

Jerry Gallwas is a retired Director of Program Management for Beckman Instruments. His career with Beckman was from 1964 to 1994. As a member of the original team that founded and managed Beckman's diagnostic business from the mid-1960's, Mr. Gallwas contributed to the definition, design and development of Beckman's clinical laboratory systems. Mr. Gallwas holds a BS from San Diego State College.

Bruce Popko, Director

Bruce Popko is Chairman/CEO of ARRISystems, Inc., a publication, telecom and design consulting company located in Irvine, California, a position he has held since 1993. Previously, he held executive management positions a Scitex American Corp, and at Dymo Industries/Photon in Boston, Massachusetts. Mr. Popko has a BS from Akron University and has attended the Accelerated MBA series at Harvard Business School - Advanced Studies.

Barry D. Plost, Director

Barry Plost is currently Chairman, President/CEO of SeraCare, Inc., in Los Anageles. He was formerly with David Barrett, Inc. as a management consultant, and President/CEO of Country Wide Transport Services, Inc., a NASDAQ listed company. He holds a BA degree from University of Illinois and an MBA from Loyola University in Chicago.

Mokhtar A. Shawky became the Company's acting Chief Financial Officer in July 1994. Previously, he had been the Controller of the Source Subsidiary since 1989. For the two years prior to joining the Company, Mr. Shawky was a partner of Imperial Accounting and Tax Services. He has served as the Corporate Accounting Manager for Allergan Pharmaceuticals, Inc., and was the Manager for Financial Planning and Controller for Beckman Instruments, Inc., a division of SmithKline Beckman Corp. Mr. Shawky has a B.S. Degree in Business Administration and his MBA graduate work is in progress.

Catherine Curtis became the Secretary of the Company in August 1994, having previously served as its Assistant Secretary since January 1994. She also serves as the Company's Director of Investor Relations and Human Resources Manager, positions she has held since October 1992. Previously she held executive and personnel management positions in high technology, manufacturing and public service companies. Ms. Curtis is a certificated California Paralegal.


ITEM 10. EXECUTIVE COMPENSATION.

    The following table sets forth information regarding compensation paid by the Company to its Chief Executive Officer during each of the Company's last three fiscal years. No executive officer of the Company received salary and bonus payments in excess of $100,000 during the fiscal year ended June 30, 1996.

                                                                                        Long Term Compensation
                                                                                                 Awards (2)
Name and Principal Position (1)             Annual Compensation                              Securities Underlying
-------------------------------             -------------------                                  Options (#)
                                            Year          Salary ($)

Richard A. Sullivan                         1996          97,428(3)                              330,000
President and Chief Executive Officer       1995         103,021                                       0
and Chairman of the Board                   1994         103,021                                 200,000

(1)  Mr. Sullivan became President and Chief Executive Officer on May 1, 1994.
(2) The Company has no stock appreciation rights plan. The Company has an incentive stock option plan which was amended by a vote of the shareholders in December 1994, to include options to directors and advisors.
(3) Mr. Sullivan's compensation for fiscal 1996 reflects a salary reduction of 12 1/2% which was implemented throughout the Company on August 1, 1995.

Options Exercises and Year-End Value Table

     The table below sets forth information regarding stock options of the Chief Executive Officer including (i) the exercise of stock options during the fiscal year ended June 30, 1996, (ii) the number of unexercised options as of June 30, 1996, and (iii) the value as of June 30, 1996, of unexercised in-the-money options.

                                                     Number of Securities Underlying   Value of Unexercised
                                                          Unexercised Options          In-the-Money Options
                       Shares Acquired    Value             at Year-End (#)              at Year-End ($)
     Name              on Exercise (#)  Realized ($)   Exerciseable/Unexerciseable    Exerciseable/Unexerciseable (1)
     ----              ---------------  ----------  -------------------------------  ---------------------------

Richard A. Sullivan        11,830         1,656           348,170/170,000                    - / -

(1) Value per share is based on the difference between the option exercise price per share and the then current market price per share of Common Stock as of June 30, 1996.

Director Compensation

     Commencing April 1, 1996, the Members of the Board of Directors who qualify as outside directors receive cash compensation of $500 for each meeting attended, plus reimbursement for expenses incurred in meetings of the Board of Directors of the Company.

Consulting and Related Agreements

The Company has employment agreements with the following directors:

                     Dates of Agreement/
Name of Director     Working Relationship      Compensation          Scope of Services Provided
Richard A. Sullivan  July 1, 1995 to           $103,021              President and Chief Executive Officer
                     June 30, 1998             per annum

Susan L. Preston     July 1, 1995 to           $54,340               General Counsel and
                     June 30, 1997             per annum (1)         Director of Legal Affairs

(1) Ms. Preston is employed by the Company on a part-time basis.

     The Company has no consulting agreements with any of its officers or directors, and has employment agreements effective July 1, 1995 and terminating June 30, 1997, with 2 officers who are not directors: Mokhtar A. Shawky, Chief Financial Officer and Catherine Curtis, Secretary, at per annum rates of $72,348 and $52,000, respectively. The Company has employment agreements with three key employees who are not directors or officers of the Company.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information with respect to beneficial ownership of the Company's outstanding Common Stock as of September 24, 1996, (i) assuming the exercise of all exerciseable outstanding Warrants and Options; and (ii) assuming the conversion into Common Stock of all Debentures,
(a) by each person who is known by the Company to own beneficially more than five percent of the shares of the Company's Common Stock; (b) by each director of the Company; (c) by each of the Company's executive officers named in the Summary Compensation Table; and (d) by all directors and officers as a group.

                                                      Beneficial Ownership (1)
                                                    --------------------------
              Shareholder Name                      Number of
                                                     Shares           Percent
              John E McConnaughy Jr (2)             6,316,509         23.86
              Rompos Ltd (3)                        2,636,792         11.57
              Stanley Becker (4)                    2,562,916         12.50
              Barry Nathanson (5)                   2,055,755          9.34
              Max Goldring Trust (6)                1,334,000          6.21
              Richard Sullivan (7)                    375,590          1.83
              John Karsten (8)                        496,614          2.46
              Susan Preston (9)                        89,990          *
              Thomas White (10)                        15,000          *
              Bruce Popko (10)                         15,000          *
              Jerry Gallwas (10)                       15,000          *
              Barry Plost (10)                         15,000          *
              All officers and directors
               as a group (7persons) (11)           1,148,884          5.52


*   Less than one percent
1. Includes all options and warrants which are exerciseable, and all debentures that are convertible, within 60 days of the date of this Annual Report.
2. Includes 2,641,509 shares reserved for the conversion of 1996 A Debentures; 1,875,000 shares reserved for the conversion of 1996 B Debentures; 1,800,000 shares reserved forthe exercise of 1996 Debenture Warrants. Mr.McConnaughy's address is 1011 High Ridge Road, Stanford, CT 06905.
3. Includes 1,886,792 shares reserved for the conversion of 1996 A Debentures and 750,000 shares reserved for the exercise of 1996 Debenture Warrants. Rompos Ltd.'s address is Chateau Routaf, Rouvier Place, SARL Chateau Vert, 83149 BRAS, France.
4. Includes 2,215,416 shares owned of record by such individual; 250,000 shares reserved for the conversion of 1996 B Debentures and 97,500 shares reserved for the exercise of 1995 Debenture Warrants. Mr. Becker's address is 55 East End Avenue, Apt. 7, New York, New York 10028.
5. Includes 210,000 shares owned of record by such individual; 1,320,755 shares reserved for the conversion of 1996 A Debentures and 525,000 shares reserved for the exercise of 1996 Debenture Warrants. Mr. Nathanson's address is 6 Shore Cliff Place, Great Neck, NY 11023.
6. Max Goldring Trust's address is c/o Paul Garrett, Trustee, 11920 Currituck Drive, Los Angeles, California 90049.
7. Includes 27,430 shares of stock owned of record by Mr. Sullivan, 11,830 of which resulted from the exercise of options granted under the ISO Plan; and 348,160 shares reserved for the exercise of additional options granted to such individual under the ISO Plan. Mr. Sullivan's address is c/o the Company at 7390 Lincoln Way, Garden Grove, CA 92641.
8. Includes 451,614 shares of Common Stock owned of record by such individual; and 45,000 shares reserved for the exercise of options that have vested pursuant to the July 1994 and July 1995 grants to such individual, each such grant consisting of 30,000 Directors Options. Mr. Karsten's address is c/o the Company at 7390 Lincoln Way, Garden Grove, CA 92641.
9. Includes shares reserved for the exercise of options granted to such individual under the ISO Plan. Ms. Preston's address is c/o the Company a 7390 Lincoln Way, Garden Grove, California 92641.
10. Includes shares reserved for the exercise of options that have vested pursuant to grants of Directors Options to each such individual. The address of each such individual is c/o the Company at 7390 Lincoln Way, Garden Grove, California 92641.
11. Includes all shares referenced in notes 7 through 10, inclusive, and shares reserved for the exercise of options granted under the ISO Plan to two individuals who are executive officers, but not directors, of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Restructure of  Union Bank Loan

     In January 1988, the Company executed a series of agreements that resulted in a restructuring of substantially all of the Company's debt and capital, which included a secured note in favor of Union Bank, collateralized by substantially all of the assets of the Company (the "1988 Union Bank Note"), and conversion of debt into shares of Series B Preferred Stock, Series D Preferred Stock and Common Stock. Pursuant to the Company's 1991 Recapitalization, Union Bank converted all of the shares of Series B Preferred Stock and Series D Preferred Stock into shares of Common Stock.

12% Convertible Subordinated Debentures

     In December 1981, the Company sold an aggregate of $3,000,000 of 12% Convertible Subordinated Debentures. In December 1984, the Debentures were converted into shares of Series A Preferred Stock; in January 1988 the shares of Series A Preferred Stock were converted into shares of Series C Preferred Stock and Common Stock. On June 28, 1996, the remaining 1,555 shares of Series C Preferred Stock were redeemed by the Company at the redemption price of $17.93 per share, according to the provisions of the Certificate of Determination of Preferences, Rights and Limitations of Preferred Stock of Wespercorp as filed with the Secretary of State of California on January 20, 1988. (See "Redemption of Series C Preferred Stock" below.)

Fireman's Fund

     In the Company's 1987 fiscal year, the Company settled a lawsuit with Fireman's Fund Insurance Company ("Fireman's Fund") that related to a terminated contract with respect to which Fireman's Fund had provided the Company with a performance bond. As part of such settlement, the Company issued to Fireman's Fund 41,116 shares of Common Stock and provided a one-year, deferred minimum market price guarantee. In the Company's 1989 fiscal year, the market value of the Common Stock was below the minimum market price guarantee and, accordingly, the Company recorded an additional $135,000 in excess of the then-existing $250,000 accrued liability under such guarantee. In June 1990, Fireman's Fund filed a lawsuit against the Company to enforce such guarantee. Concurrently with the 1991 Recapitalization, Fireman's Fund dismissed the lawsuit and the Company granted it the Fireman's Fund Option to purchase an additional 134,380 shares of Common Stock at an exercise price of $0.008 per share. The option was exercised on December 12, 1995.

1991 Recapitalization

     Immediately prior to the 1991 Recapitalization, Union Bank owned 100,000 shares of each of Series B Preferred Stock and Series D Preferred Stock. As part of the 1991 Recapitalization, Union Bank converted the 1988 Union Bank Note, the then-owing principal balance of which was $244,000 into a long-term note maturing in January 1996, and exchanged all of the shares of Series B Preferred Stock and Series D Preferred Stock plus accrued dividends of $175,000 into 563,750 shares of Common Stock. Union Bank subsequently transferred such shares into a voting trust (the "Wespercorp Voting Trust"). The trustees of the Wespercorp Voting Trust are three executive officers of the Company. The trustees have full voting power except under certain conditions relating primarily to a merger or sale of the Company. The balance of the long-term note was repaid in January 1994, concurrently with the Company's acquisition of the Source Subsidiary.

     As a material part of the 1991 Recapitalization, three persons purchased convertible debentures in the aggregate amount of $500,000, which debentures were converted into shares of Common Stock in December 1991, at a conversion price of $0.50 per share (or an aggregate of 1,000,000 shares of Common Stock). Concurrently with the purchase of the 1991 Debentures, the persons became executive officers of the Company. In addition, each of such persons purchased 262,500 shares of the Company's Common Stock for $0.50 per share, in consideration of the Recapitalization Shares Notes. Such persons were also granted nonstatutory options to purchase an aggregate of 775,000 shares of Common Stock under the 1981 ISO Plan.

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

     In February and March 1995, when the Company offered a reduced exercise warrant price from $0.60 to $0.15 for a thirty-day period, for A Warrants, the Company advised its Selling Security Holders that the registration statement effective October 21, 1994, required amendment. The Company believed such amendment would be completed within a few months, restoring registration privileges to the Selling Security Holders. In June 1994, the Company again temporarily reduced the warrant exercise price, from $0.60 to $0.18 for a period of 30 days, which delayed the Company's ability to amend the registration statement. In July 1995, and in September 1995, two letters of intent for merging business interests were signed by the Company with XCEL Corporation and Biopool International, Inc., respectively, requiring extensive due diligence procedures. The letter of intent with XCEL expired in August, 1995, after both sides failed to achieve certain conditions required for a merger of business. On November 3, 1995, Biopool executed an Agreement and Plan of Merger for the acquisition of Source, which was terminated on December 4, 1995, by mutual release of both parties. The agreement was subject to numerous significant conditions to closing.

Properties

     The Company vacated its facility in Irvine in February 1994, and negotiated with the landlord of the Irvine facility to eliminate its four-year lease obligation. In consideration of the termination of the lease and all obligations thereunder, the Company paid its former landlord $100,000 upon execution of the agreement in November 1994, surrendered a claim to approximately $20,000 of deposit and offsets, and paid an additional $80,000 plus interest in periodic payments. Accordingly, the Company recorded an extraordinary gain of $309,000 to give effect to the revised terms.

Business Acquisitions

     On January 21, 1994,  the Company  acquired all of the capital stock of the
Source Subsidiary from MicroProbe Corporation, of Bothell, Washington ("MicroProbe"). Under the terms of the acquisition agreement, the Company paid MicroProbe $2.45 million, of which $1.5 million was paid in cash and $950,000 was in the form of the non-interest-bearing, subordinated, collateralized Note, all due and payable on March 27, 1995 (the "MicroProbe Note"). In addition, the Company issued to MicroProbe 50,000 warrants which were exercisable at $0.50 per share and 50,000 of which were exercisable at $1.00 per share (the "MicroProbe Warrants").

     Concurrently with the acquisition of the Source Subsidiary, the Company and MicroProbe entered into the five-year MicroProbe Supply Agreement, pursuant to which the Company was obligated to supply to MicroProbe the Affirm(R) Processors and the Affirm(R) Scanners. Under such Agreement, MicroProbe was to provide the Company with firm quarterly orders with monthly delivery schedules. In May 1994, MicroProbe ceased all sales and marketing of the Affirm products and purported to terminate its Supply Agreement with the Company.

     In November 1994, the Company and MicroProbe entered into an agreement to settle all outstanding issues between them, which resulted in the cancellation of the MicroProbe Note and cancellation of the MicroProbe Warrants, as well as a reduction of royalty payments. The MicroProbe Note balance was recorded as a reduction in the excess of cost of fair value of net assets acquired from MicroProbe. The removal of the promissory note increased the Company's working capital. The Company and MicroProbe also entered into a royalty agreement with a reduced maximum payment, that was originally established to expire in March 2000, and provided for the Company to pay up to a maximum of $375,000 on future shipments of Source-manufactured products that utilized certain technologies owned by the Company as of January 21, 1994, as the result of MicroProbe's sale to the Company of the Source Subsidiary. The obligation for royalty payments commenced in April 1995, at a rate of two percent of the net sales of such products, and provides for an increase to two and one-half percent effective 12 months later. The Company's cost-of-goods-sold increased on all products on which a royalty is to be paid, and price adjustments were made to compensate for royalty payments. However, MicroProbe was sold in 1995. The royalty agreement cannot be assigned without the Company's express written consent, which was not sought or granted. The Company considers the royalty agreement null and void due to a material breach of terms by MicroProbe.

Wespercorp Business

     In November 1992, the Company entered into an agreement with a private group for the sale and license back of all assets and liabilities assignable to the Wespercorp Business. By agreement, dated May 1994, the licensing agreement and all subsequent agreements with Wesper relating to the Wespercorp Business were terminated. In May 1994, the Company transferred certain assets and inventory to Wesper. As of June 30, 1995, a balance of approximately $9,800 in accounts receivable for sales to customers of the Wespercorp Business remained to be collected and retained by the Company as part of the May 1994, agreement.

Redemption of Series C Preferred Stock

     In accordance with the terms and conditions of the Certificate of Registration of the Preferred Stock of the Company, 1,555 shares of Series C Preferred Stock were redeemed for an aggregate amount of $27,881.15 on June 28, 1996, to five holders of such Preferred Stock. As a condition of releasing the redemption payments, holders of such Preferred Stock were required to tender the Preferred Stock certificates to the Company and sign an acceptance and release agreement. As of the date of this Report, two such holders of an aggregate of 622 shares of Preferred Stock had not claimed their redemption payments despite extensive attempts by the Company to contact them. Under the terms of the certificates, the Company is required to honor such redemption payments for a period of two years after the redemption date.

Severance and Separation Agreements

Peter C. Yeung, former President and CEO - As the result of an agreement with the Company effective in January 1994, Mr. Yeung received severance compensation of $53,970.50 in the 3rd and 4th quarters of fiscal year ended June 30, 1994, and $49,995.96 in the first and second quarters of fiscal year ended June 30, 1995. A final payment of $4,166.33, for severance and any outstanding obligations due to Mr. Yeung by the Company was applied to the annual interest payment due on a five-year promissory note bearing interest at 7% per annum, which Mr. Yeung executed for consideration of his exercise of stock options for 206,500 shares of Common Stock (granted under the ISO Plan) at an exercise price of $0.50 per share. The promissory note was collateralized by such shares. The Company also extended the term to June 30, 1996, for payment of Mr. Yeung's Recapitalization Shares Note, the principal balance of which as of June 30, 1995, was $66,250. In April 1996, the Company reached an agreement with Mr. Yeung regarding the disposition of mutual interests and obligations between the parties which resulted in the cancellation of Mr. Yeung's Notes due to the Company in the aggregate amount of $166,200 and accrued interest thereon, as well as 332,400 shares of Common Stock of the Company which acted as collateral security for the Notes. In addition, the principal of Mr. Yeung's 1993 Debenture in the amount of $20,000 and accrued interest thereon was eliminated as well as a remaining balance of $4,166.33 in severance due to Mr. Yeung. As the result, the Company paid $4,650.78 to Mr. Yeung on April 12, 1996, which completed the mutual interests and obligations between the parties.

John A. Karsten, a director, former Corporate Secretary and former Chief Financial Officer By an agreement dated July 1994, the Company paid Mr. Karsten $21,552 in severance and as payment for part-time consulting services provided to the Company through October 1994. In addition, COBRA group health insurance benefits paid by the Company for Mr. Karsten continued under the Company's plans until June 30, 1995. The Company extended the term to June 30, 1999, for payment of Mr. Karsten's Recapitalization Shares Note, the principal balance of which at June 30, 1995, was $121,250. The Recapitalization Shares Note is collateralized by Mr. Karsten's 262,500 Recapitalization Shares. In addition, Mr. Karsten executed a note payable to the Company, which note bears interest at seven percent (7%) per annum for a maximum term of five years, to enable him to exercise fully-vested options for 81,375 shares of Common Stock at a price of $0.50 per share. Such options were granted under the ISO Plan. The resulting shares of Common Stock collateralize the note.

Letter of Intent, XCEL Corporation

A non-binding letter of intent was signed between the Company and XCEL Corporation, a privately-held electronics manufacturer specializing in custom integrated data input and display subsystems and components. The business combination agreement was anticipated by August 30, 1995, contingent upon certain accomplishments by both parties relating to additional funding and financial improvements. No formal agreement for combining the companies materialized, however the parties mutually agreed to remain strategic alliance partners, although there can be no assurance that such alliance between the companies will yield any benefit to the Company.

Letter of Intent, Lifestream Diagnostics, Inc.

     The Company executed a letter of intent with Lifestream Diagnostics, Inc., of Sandpoint, Idaho, for Source's exclusive worldwide rights to provide production services for Lifestream's diagnostic product line. Lifestream is in final-phase clinicals for FDA approval of an instrument designed to accurately measure cholesterol and HDL levels in one minute from a random drop of blood. Under the terms of the letter, Source would be acquiring a 20% interest in Lifestream. Although both managements anticipated completion of a definitive agreement by August 15, 1995, the agreement was contingent on the successful completion of certain conditions which have not been completed at the date of this report, which were not limited to FDA approval of the subject Lifestream instrument.

Biopool International, Inc.

     On September 27, 1995, the Company signed a letter of intent concerning the proposed acquisition of Source by Biopool International, Inc., (Nasdaq:BIPL), which develops, manufactures, and markets a full range of test kits to assess and diagnose blood disorders and chemistry controls used to monitor and measure the presence of therapeutic drugs and drugs of abuse. The merger was dependent upon several conditions precedent being met by both parties which did not occur, and subsequently, the Plan of Merger was terminated on December 4, 1995. (See "Historical Financings".)


Subsequent Events

Line of Credit with Concorde Growth Bank

     On October 10, 1996, the Company entered into a financing arrangement with a commercial lender to borrow up to $1,000,000. This line will allow the Company to borrow up to 80% of its eligible receivables, as defined, at an interest rate of prime plus 2.75% (subject to a 12% add-on in the event of default). The line contains certain financial covenants and is secured by substantially all of the Company's assets.

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

   3.5    Certificate  of Amendment of Articles of  Incorporation  of the  egis-
          trant  filed with the  Secretary of   State of California on March 30,
          1992. (Incorporated by reference from Exhibit 3.5 to the Form SB-2)

   3.6 Bylaws of the Registrant as amended through 1988. (Incorporated by reference from Exhibit 3.2 of the 1988 10-K.)

   3.7 Amendments to Bylaws of the Registrant as approved in February, 1989, and October, 1991. (Incorporated by reference from Exhibit 3.7 to the Form SB-2.)

   3.8    Certificate  of  Amendment  of  Articles  of   Incorporation   of  the
          Registrant filed with the Secretary of State of California on December 27, 1994.

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

  10.20 Single-Tenant Standard Industrial Lease -- Net, dated January 30, 1995, between the Company and TR Brell CAL Corp for the period February 1, 1995 through January 31, 2002. (Incorporated by reference from Exhibit (a) to the Registrant's Quarterly Report on Form 10-QSB, dated May 18, 1995.)

  10.21 Form of debenture with issuance of warrants, executed by the Registrant for eight debentures issued in November, 1994 through February, 1995. (Incorporated by reference from Exhibit (a) 10.23 to the Registrant's Annual Report on Form 10-KSB, dated December 18, 1995.)

  10.22 Form of debenture executed by the Registrant for six debentures issued in May and June, 1995. (Incorporated by reference from Exhibit (a)
          10.23 to the Registrant's Annual Report on Form 10-KSB, dated December 18, 1995.)

  10.23 Letter of Intent dated September 27, 1995, between the Company and Biopool International, Inc. regarding a proposed merger/combining of business interests. (Incorporated by reference from Exhibit (a) 10.23 to the Registrant's Annual Report on Form 10-KSB, dated December 18, 1995.)

  10.24 Promissory Note, dated September 29, 1995, by the Registrant in favor of Biopool International, Inc. (Incorporated by reference from Exhibit
          (a) 10.23 to the Registrant's Annual Report on Form 10-KSB, dated December 18, 1995.)

  10.25 Agreement and Plan of Merger, dated November 3, 1995, between the Registrant and Biopool International, Inc., for the acquisition of Source Scientific, Inc. (Incorporated by reference from Exhibit (a)
          10.1 to the Registrant's Annual Report on Form 10-QSB, dated December 22, 1995.)

  10.26 New release issued by the Registrant on December 5, 1995, announcing the termination of the Agreement and Plan of Merger with Biopool. (Incorporated by reference from Exhibit (a) 99.1 to the Registrant's Annual Report on Form 10-QSB, dated December 22, 1995.)

  10.27 Replacement Promissory Note, dated as of September 29, 1995, between the Company and Biopool International, Inc. (Incorporated by reference from Exhibit (a) 10.24 (a), to the Registrant's Quarterly Report on Form 10-QSB, dated February 20, 1996.)

  10.28 Factoring Agreement between the Registrant and Silicon Valley Bank, dated December 2, 1995, at a financing charge of 1.5% to an aggregate of $150,000 of Purchased Receivables. (Incorporated by reference from Exhibit (a) 10.25 (a), to the Registrant's Quarterly Report on Form 10-QSB, dated February 20, 1996.)

  10.29 Factoring Agreement between the Registrant and Silicon Valley Bank, dated December 2, 1995, at a financing charge of 2.5% to an aggregate of $250,000 of Purchased Receivables. (Incorporated by reference from Exhibit (a) 10.25 (b), to the Registrant's Quarterly Report on Form 10-QSB, dated February 20, 1996.)

  10.30 Form of debenture executed by the Registrant for four debentures issued in February, 1996 who funded promissory notes in the aggregate amount of $350,000 in the months of January and February, 1996, which were converted into Debentures. (Incorporated by reference from Exhibit (a) 10.26 to the Registrant's Quarterly Report on Form 10-QSB, dated February 20, 1996.)

  10.31 Form of Convertible Debenture with issuance of warrants, executed by the Registrant in February and March, 1996, between the Company and six individuals. (Incorporated by reference from Exhibit (a) to the Registrant's Quarterly Report on Form 10-QSB, dated May 14, 1995.)

  10.32 Settlement Agreement, effective February 18, 1996, between TR Brell, Cal Corp and the Company regarding settlement of claims, repayment schedule and deferred rents for the Company's facility in Garden Grove. (Incorporated by reference from Exhibit (a) 10.27 to the Registrant's Quarterly Report on Form 10-QSB, dated May 14, 1995.)

 *10.32 Form of Line of Credit Agreements, including Secured Promissory Note, Loan Agreement, Accomodation Note, Copy of Resolutions and Security Agreement, executed by the Registrant with Concord Bank.

  17.1 Resignation of Jacob Y. Terner as a director, effective September 30, 1995. (Incorporated by reference from 8-K filed October 13, 1995.)

  21.1    List of subsidiaries of the Registrant.

 *23.1    Consent of Corbin & Wertz, Certified Public Accountants.

 *23.2    Consent of Coopers & Lybrand L.L.P.

 *27.0 Financial Data Schedule (included with EDGAR electronic filing of this report with the Securities and Exchange Commission, and not attached as an exhibit herein.)

*    Items so noted are filed herewith.


                        REPORTS FILED  ON  FORM  8-K  DURING  THE
                     FOURTH  QUARTER  OF  FISCAL  YEAR ENDED JUNE 30, 1996:

None.


       REPORTS FILED ON FORM 8-K SUBSEQUENT TO FISCAL YEAR ENDED JUNE 30, 1996:

None.

                  In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 9, 1996                       Source Scientific, Inc.


                                      By: /s/ Richard A. Sullivan
                                          Richard A. Sullivan
                                          President and Chief Executive Officer


                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURES                 TITLES                             DATE

/s/ Richard A. Sullivan          President, Chief Executive      October 9, 1996
------------------------         Officer, Chairman of the Board
         Richard A. Sullivan     and Director

/s/  John A. Karsten              Director                       October 9, 1996
------------------------
         John A. Karsten


/s/  Susan L. Preston             Director of Legal Affairs      October 9, 1996
------------------------
         Susan L. Preston         Director


/s/  Thomas J. White              Director                       October 9, 1996
------------------------
         Thomas J. White


/s/Bruce Popko                    Director                       October 9, 1996
------------------------
         Bruce Popko


/s/  Jerry Gallwas                Director                       October 9, 1996
------------------------
         Jerry Gallwas


/s/  Barry Plost                  Director                       October 9, 1996
------------------------
         Barry Plost


 /s/ Moktar A. Shawky             Chief Financial Officer,       October 9, 1996
------------------------           Principal Financial Officer,
         Mokhtar A. Shawky         and Principal Accounting Officer