Form 10QSB
period 1996-09-30
SOURCE SCIENTIFIC INC
filed 1996-11-13
CIK 312835

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                  Form 10-QSB

                               ------------------

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996

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


                7390 Lincoln Way, Garden Grove, California 92841
              (Address of principal executive offices) (Zip Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of November 12, 1996: 20,236,919

     Transitional  Small  Business Disclosure Format (Check one): Yes __ No X .

================================================================================

ITEM 1.  Financial Statements:

                    SOURCE SCIENTIFIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   As of September 30, 1996 and June 30, 1996


                                                                    SEPTEMBER 30, 1996             JUNE 30, 1996
                                                                    ------------------             -------------

Current Assets:
     Cash and cash equivalents                                             $    78,000            $      162,000
     Accounts receivable, net (Note 3)                                         477,000                   791,000
     Inventories (Note 4)                                                    1,079,000                 1,263,000
     Other current assets                                                      176,000                   215,000
                                                                            ----------               -----------
              Total current assets                                           1,810,000                 2,431,000

Property and equipment, net (Note 5)                                            65,000                    72,000
Excess of cost over fair value of net assets
   acquired, less accumulated amortization of
   $27,000 (September, 1996); $24,000 (June, 1996)                              63,000                    66,000
Other assets, net                                                               48,000                    52,000
                                                                           ------------              -----------
         Total assets                                                       $1,986,000                $2,621,000
                                                                             ==========                =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                        $ 416,000                 $ 691,000
     Accrued expenses                                                          202,000                   239,000
     Notes payable, current portion (Note 6)                                   131,000                   228,000
     Deferred rent, current portion                                             36,000                    36,000
                                                                           -----------               -----------
         Total current liabilities                                             785,000                 1,194,000


Convertible debentures (Note 7)                                                629,000                   629,000
Deferred rent                                                                  230,000                   230,000
                                                                             ---------                 ---------
         Total liabilities                                                   1,644,000                 2,053,000
                                                                             ---------                 ---------


Shareholders' equity:
     Common stock; no par value, authorized 75,000,000 shares;
        20,161,919 and 20,152,919 shares issued and outstanding
        at September 30, 1996 and June 30, 1996, respectively               20,757,000                20,754,000
     Accumulated deficit                                                   (20,253,000)              (20,024,000)
     Shareholder notes receivable                                             (162,000)                 (162,000)
                                                                          ------------              ------------
         Total shareholders' equity                                            342,000                   568,000
                                                                          ------------              ------------
              Total liabilities and shareholders' equity                    $1,986,000                $2,621,000
                                                                             =========                 =========


                (See notes to consolidated financial statements.)

                    SOURCE SCIENTIFIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended September 30, 1996 and 1995


                                                                   Three Months Ended
                                                                      September 30
                                                               1996                   1995
                                                             -------                 -------

Product sales                                             $  833,000              $  599,000
Research contract revenues                                     5,000                  17,000
Service contract revenues                                    285,000                 488,000
                                                          ----------              ----------
       Total net revenues                                  1,123,000               1,104,000
                                                          ----------              ----------

Cost of product sales                                        667,000                 456,000
Cost of research contract revenues                             2,000                   8,000
Cost of service contract revenues                            168,000                 224,000
                                                            --------                --------
       Total cost of revenues                                837,000                 688,000
                                                            --------                --------

       Gross profit                                          286,000                 416,000

Selling, general and administrative expenses                 311,000                 298,000
Research and development expenses                            190,000                 198,000
                                                            --------                 -------
       Operating loss                                       (215,000)                (80,000)
                                                            --------                 -------

Interest expense, net                                         11,000                   1,000
                                                            --------                --------
       Net loss                                            ($226,000)               ($81,000)
                                                             =======                  ======

Per common share amounts
       Net loss                                               ($0.01)                ($0.01)
                                                                ====                   ====

Weighted average number of
   common shares outstanding                              20,152,919              15,278,663
                                                          ==========              ==========

                (See notes to consolidated financial statements.)

                    SOURCE SCIENTIFIC, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Three Months Ended September 30, 1996 and 1995


                                                                                          Three Months Ended
                                                                                             September 30
                                                                                 ---------------------------------
                                                                                    1996                    1995
                                                                                 -----------            ----------
Cash flows from operating activities
     Net loss                                                                    ($226,000)               ($81,000)
                                                                                   -------                  ------

     Adjustments to reconcile net loss to net cash used
        in operating activities
         Depreciation and amortization                                              12,000                  32,000

     Effect on cash of changes in operating assets and liabilities:
         Accounts receivable                                                       314,000                 146,000
         Inventories                                                               184,000                 (86,000)
         Other current assets                                                       43,000                  10,000
         Accounts payable and accrued expenses                                    (315,000)                 69,000
         Deferred rent                                                                   0                 (11,000)
                                                                                  --------               ---------

              Total adjustments                                                    238,000                 160,000
                                                                                   -------                 -------

              Net cash provided by operating activities                             12,000                  79,000
                                                                                    ------                  ------

Cash flows from investing activities:
     Capital expenditures                                                           (2,000)                      0
                                                                                     -----                --------

         Net cash used in investing activities                                      (2,000)                      0

Cash flows from financing activities:
     Repayment of notes payable                                                    (97,000)               (210,000)
      Common stock issued for exercise of warrants                                   3,000                 113,000
                                                                                  --------               ---------

         Net cash used in financing activities                                     (94,000)                (97,000)
                                                                                    ------                 -------

Net decrease in cash and cash equivalents                                          (84,000)                (18,000)

Cash and cash equivalents at beginning of period                                   162,000                  35,000
                                                                                  --------               ---------

Cash and cash equivalents at end of period                                         $78,000                 $17,000
                                                                                    ======                  ======


                (See notes to consolidated financial statements.)

                             SOURCE SCIENTIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


NOTE 1 - INTERIM ACCOUNTING POLICY

The accompanying consolidated financial statements are unaudited, but in the opinion of the Management of Source Scientific, Inc. and its subsidiaries (the "Company"), such unaudited statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial position of the Company and its consolidated subsidiaries as of September 30, 1996, and the results of operations and changes in cash flow for the three-month periods ended September 30, 1996, and September 30, 1995. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three-month period ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - PER COMMON SHARE AMOUNTS

Per common share amounts are determined by dividing the weighted average number of common shares outstanding during the period by the relevant net loss. Fully diluted per share information is not included in this Report, as the effect would be anti-dilutive for the periods presented.

NOTE 3 -INVENTORIES:

Inventories are summarized as follows:
                                                September 30,        June 30,
                                                     1996              1996

Raw materials                                    $   784,000     $   860,000
Work in process                                      233,000         322,000
Finished goods                                        62,000          71,000
                                                 -----------     -----------

   Net inventories                                $1,079,000      $1,263,000
                                                   =========       =========

NOTE 4. NOTES PAYABLE:

Notes Payable consist of the following:          September 30,        June 30,
                                                     1996               1996
Note payable in the original principal
   amount of $180,000 dated September, 1995,
   to Biopool International ("Biopool"),
   bearing interest at 7% per annum until
   March  1996,  at which time the rate
   increased  to 8% per annum,  unsecured,
   principal  payments  of $20,000 on each
   15th day of the months  July  through
   November  1996;  with a final  principal
   payment  of $30,000  together  with
   interest of $6,034, due on December 15,
   1996 (the "Biopool Note").                      $  70,000       $ 130,000

   On October 22, 1996, the Company fully
   paid the Biopool Note.  (See
   ITEM 5. "Subsequent Events.")

Notes payable, unsecured,  non-interest
   bearing and interest bearing at rates up
   to 10% per annum, with due dates ranging
   from July 1996 to April 1997, certain of
   which are past due and are in technical
   default.                                        $  61,000       $  98,000
                                                    --------        --------
                                                   $ 131,000       $ 228,000
                                                     =======         =======

NOTE 5.  CONVERTIBLE DEBENTURES:

Convertible Debentures consist of the following:
                                                 September 30,        June 30,
                                                      1996              1996
                                                 ------------       ----------
Convertible debentures payable to three
   unaffiliated individuals, convertible at
   any time into shares of the Company's
   common stock at the conversion price of
   $0.053  per  share  at the  option  of
   the  Company,  subject  to a  downward
   adjustment in the event the underlying
   common stock is not  registered  with
   the Securities and Exchange  Commission
   within ten (10) months from the date
   of  issuance,  to a floor of $0.05  per
   share,  with  warrants  attached  to
   purchase one share of the Company's
   common stock at $0.25 per share, interest
   at 12% per annum payable annually,
   principal due on January 31, 1998.              $ 310,000       $ 310,000

Convertible  debentures  payable  to  six
   unaffiliated   individuals  and  one,
   individual  owning more than 10% of the
   Company's common stock, who is not an
   officer or  director,  convertible  at
   any time into shares of the  Company's
   common stock at the conversion  price
   of $0.08 per share at the option of the
   Company,  subject to a downward adjustment
   in the event the underlying common stock
   is not registered  with the Securities
   and Exchange  Commission within ten (10)
   months  from the date of  issuance,  to
   a floor of $0.05 per share, with warrants
   attached to purchase one share of the
   Company's common stock at $0.25 per share,
   interest at 12% per annum payable annually,
   principal due on January 31, 1998.                319,000         319,000
                                                     -------         -------
                                                   $ 629,000       $ 629,000
                                                   =========       =========

ITEM 2. Management's Discussion and Analysis of Operations and Results of Operations

Results of Operations

     Comparison of 1996 to 1997 first quarterly periods

     The following table shows the changes in operations between the first quarters ended September 30, 1996 and September 30, 1995. Historically the first quarter of the Company's fiscal year reflects weaker sales performance than other quarters, however, revenues improved slightly during the first quarter ended September 30, 1996, compared to the first quarter ended September 30, 1995. The Company is continuing to broaden its customer base for product service contracts to lessen its dependence on one or two major contracts. At the date of this Report, the Company has booked in excess of one million dollars in new and renewed product services contracts since June 30, 1996. Three such contracts which were expected to commence during the period, were delayed, partially due to rescheduling by customers, and for delays in receiving materials. As a result, product service revenues for the period were lower than for the same period last year. Generally speaking, profit margins on product service contracts are higher than other sales categories of the Company. Although product sales were higher for the quarter compared to the same period last year, profit margins suffered due to weak product service revenues and the shipment of unprofitable Lamda products to conclude a settlement agreement.



                                            3 MONTHS ENDED            3 MONTHS ENDED            CHANGE FROM
                                          SEPTEMBER 30, 1996        SEPTEMBER 30, 1995          1995 to 1996
                                       ----------------------------------------------------------------------------
                                             (000's)       % of       (000's)       % of        (000's)
                                             Amount        Sales      Amount        Sales       Amount    % Change
                                       ----------------------------------------------------------------------------
Net revenues                                $1,123      100.0         $1,104        100.0         $19        1.7
Cost of revenues                               837       74.5            688         62.3        (149)      21.7
                                              ----       ----            ---         ----        ----       ----
      Gross profit                             286       25.5            416         37.7        (130)     -31.3
                                               ---       ----            ---         ----        ----      -----

Selling, general and administration            311       27.7            298         27.0          13        4.4
expenses
Research and  development expenses             190       16.9            198         17.9          (8)      -4.0
                                               ---       -------         ---         ----          ---      ----
      Total operating expenses                 501       44.6            496         44.9           5        1.0
                                               ---       -------         ---         ----           -        ---

      Operating loss                          (215)     -19.1            (80)        -7.2        (135)     168.8

 Interest expense, net                          11        1.0              1          0.1          10     1000.0
                                                --        ---             --          ---        ----     ------
      Net loss                               ($226)     -20.1           ($81)        -7.3       ($145)     179.0
                                             =====      =====           ====         ====       =====      =====

Net Revenues. Net sales increased by 1.7% during the quarter ended September 30, 1996 compared to the quarter ended September 30, 1995. At the date of this Report, the Company has booked in excess of one million dollars in new and renewed sales contracts since June 30, 1996, most of which is expected to commence generating receivables for the Company in the second and third fiscal quarters. On an ongoing basis, the Company has an average of 20 quotes submitted to potential customers to provide research and development, manufacturing and product service contracts, although there is no assurance such contracts will be awarded to the Company, or that in the event any such contracts are awarded, sufficient economic value will be realized to make a significant difference in the Company's profitability.

Cost of Revenues. The increase of cost of revenues as a percentage of revenues, to 74.5% in 1996 compared to 62.3% in 1995, was due to selling a large portion of raw materials and finished goods of Lamda product line at standard cost, as part of a settlement agreement with a previous customer, and due to a less profitable mix of products shipped and services provided. During the quarter ended September 30, 1996, sales of manufactured products were higher compared to the same period last year; however, commencement dates of new and renewal service contracts were delayed, resulting in a lower volume of product services provided, compared to the same period last year. Since averaged profit margins are greater on service contract revenues than on sales of manufactured products, the overall cost of goods sold for the quarter ended September 30, 1996 reflect an overall higher cost associated with the types of manufactured products sold during the period.

Operating Expenses. Overall operating expenses as a percentage of revenues increased one percent during the quarter ended September 30, 1996, compared to same period last year. For the quarter ended September 30, 1996, the Company's selling, general and administrative expenses increased 4.4% over the same period last year. Of the three major clinical chemistry trade shows and exhibits attended by the Company in 1996, expenses for the two largest exhibits were carried in the first quarter ended September 30, 1996. For the same period last year, such expenses were substantially less due to the close proximity of a major trade show to the Company's location. In addition, international travel related to major new business contributed to the higher costs incurred in the first quarter ended September 30, 1996.

Interest Expense. Interest costs increased in the quarter ended September 30, 1996, compared to the same period last year due largely to the issuance of convertible debentures totaling $629,000 in February 1996.

Liquidity and Capital Resources and Plan of Operation

         The Company significantly improved its liquidity during the fiscal year ended June 30, 1996, due to convertible debentures issued by the Company in the aggregate amount of $629,000. Consistent with the repayment terms of the debentures, such amounts are considered long-term in the quarter ended September 30, 1996. Management continues to seek improvement of the Company's liquidity by: (i) restructuring old trade payables; (ii) offering discounts in exchange for progress payments; (iii) negotiating facility cost reductions with a suitable tenant, or sub-leasing a portion of its space, and (iv) seeking equity capital. The Company's Management continues to seek other cost reductions to enhance its operating income, although there can be no assurance that the Company will be successful in reducing costs through any of its intended methods for achieving improvements of the Company's liquidity.

         Although the Company's working capital decreased from $1,237,000 at June 30, 1996, to approximately $1,025,000 at September 30, 1996, the working capital at the end of the first quarter represents an increase of $501,000 over the same period last year. During the three months ended September 30, 1996, the Company paid $60,000 of the Biopool Note. Management believes the Company will continue to improve its overall financial condition, however, the Company requires additional operating capital for its current operations. There can be no assurance that the Company will obtain additional working capital.

         On October 10, 1996, the Company secured a line of credit for borrowing up to $1,000,000 based on eligible accounts receivable. Subsequent to September 30, 1996, the Company has borrowed $175,000 against the line of credit. Such funds were used to repay the Biopool Note and provide working capital. Management believes the line of credit is sufficient to enable its continuing operations in slower fiscal periods, although there can be no assurance that the line of credit will be sufficient for the Company's current operations.

         The Company has continued to decrease its operating costs, through its cost containment plan which included a further reduction in its workforce and a combination of certain job functions in the first quarter ended September 30, 1996 and up to the date of this Report. The Company is seeking a sub-lease tenant for unoccupied space in the Company's facility although there can be no assurance the Company will be successful in acquiring a sub-tenant suitable under the conditions of a sub-lease which includes acceptance by the owners and property managers of the facility.

         The  Company  did  not  have  any  material   commitments  for  capital
expenditures as of September 30, 1996, or as of the date of this Report.

         Management does not currently expect that the Company will engage in any material investing activities, with the possible exception of one or two potential acquisition candidates, although no letter of intent or understanding exists at this time. As of the date of this Report, Management is unable to determine the net cash effect of any such possible acquisition or any complementary acquisitional partnership. There can be assurance that the Company will enter into any letter of intent, or that if entered, such letter would result in an acquisitional partnership.


                          PART II -- OTHER INFORMATION

ITEM 5.           Subsequent Events

         On October 10, 1996, the Company entered into a financial arrangement with Concord Growth Corporation to borrow up to $1,000,000 (the "Concord Growth Agreement"). This line will allow the Company to borrow up to 80% of its eligible receivables, as defined, at an interest rate of prime plus 2.75% (subject to a 12% add-on in the event of default). The line contains certain financial covenants and is secured by substantially all of the Company's assets. At the date of this Report, the Company has drawn advances in the aggregate of approximately $175,000 on the Concord Growth Agreement.

         The shipment of Lamda products and inventories to Scientific Measurement Systems, in September 1996, completed the Company's obligations under a settlement agreement relating to the litigation between the parties. Payment in full was received by the Company at the time of shipment, and the final documentation in conclusion of the matter and dismissal of the action has been filed with the court.

         On October 22, 1996, the Company paid $75,589 to Biopool for the remaining principal balance plus accrued interest due on the Biopool Note. The payment fully released the Company from its obligations and indebtedness to Biopool.

         On October 22, 1996, the Company applied a portion of an account payable for certain consulting fees owed to its former Chairman of the Board and Director, Robert B. Lyons, as the aggregate exercise price of $10,500 by which Mr. Lyons exercised 75,000 Director Options previously granted to him under the Company's incentive stock option plan.

         The Company is currently undertaking the registration on Form SB-2 (the "Registration") of certain of the Company's unregistered securities and Common Stock underlying the Company's debentures and warrants outstanding. Management anticipates that the Registration will be initially be filed with the Securities and Exchange Commission (the "Commission") in the month of November, 1996. Management believes that the Registration will be effective in a timely manner to be in compliance with the terms and conditions of certain outstanding debentures to avoid a downward adjustment of the conversion price of such debentures. (See "NOTE 5. Convertible Debentures.")

         Concurrently with filing the Registration with the Commission, the Company will be registering the securities with the Boston Stock Exchange; and subsequent to the effective date of the Registration, with certain states to comply with blue sky law. Under the terms of the listing maintenance requirements of Boston Stock Exchange (the "Exchange"), the Company's financial results of the first quarter ended September 30, 1996 falls below the equity requirements. However, Management believes that its confirmed and pending contracts, and its overall financial improvement during the last fiscal year, may defer the concerns of the Exchange pending results of the second quarterly fiscal period ending December 31, 1996, however, there can be no assurance that the Exchange will defer the delisting of the Company's Common Stock due to a shortage of equity under listing maintenance requirements.


ITEM 6.  Exhibits and representation on Form 8K

         (a)   Exhibits:

               None

         (b)   Reports:

               None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

                                         SOURCE SCIENTIFIC, INC.

                                      By:  /S/ RICHARD A. SULLIVAN
Date: 11-12-96                             Richard A. Sullivan
                                           President and Chief Executive Officer


                                      By:  /S/ MOKHTAR A. SHAWKY
Date: 11-12-96                             Mokhtar A. Shawky
                                           Chief Financial Officer