Form 10QSB/A
period 1996-09-30
SOURCE SCIENTIFIC INC
filed 1997-02-10
CIK 312835

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                  Form 10-QSB/A

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

                                         SOURCE SCIENTIFIC, INC.

                                      By:  /S/ RICHARD A. SULLIVAN
Date: 02-07-97                             Richard A. Sullivan
                                           President and Chief Executive Officer


                                      By:  /S/ MOKHTAR A. SHAWKY
Date: 02-07-97                             Mokhtar A. Shawky
                                           Chief Financial Officer

PART II - - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

          *27.0 Financial Data Schedule (included with EDGAR electronic filing of this report with the Securities and Exchange Commission.)