Form 10QSB
period 1996-12-31
SOURCE SCIENTIFIC INC
filed 1997-02-18
CIK 312835

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                  Form 10-QSB

                               ------------------

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For  the  quarterly  period  ended December 31,  1996

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of February 14, 1997:

                              34,863,879
                              ----------

     Transitional  Small  Business Disclosure Format (Check one): Yes __ No X .

================================================================================

ITEM 1.  Financial Statements:

                    SOURCE SCIENTIFIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   As of December 31, 1996 and June 30, 1996


                         DECEMBER 31, 1996 JUNE 30, 1996

Current Assets:
     Cash and cash equivalents            $    44,000            $      162,000
     Accounts receivable, net                 313,000                   791,000
     Inventories                            1,078,000                 1,263,000
     Other current assets                     201,000                   215,000
                                            ---------                 ---------
              Total current assets          1,636,000                 2,431,000

Property and equipment, net                    65,000                    72,000
Excess of cost over fair value of net
   assets acquired, less accumulated
   amortization of $27,000 (September,
   1996); $24,000 (June, 1996)                 60,000                    66,000
Other assets, net                              46,000                    52,000
                                            ---------                 ---------
         Total assets                      $1,807,000                $2,621,000
                                            =========                 =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                       $ 458,000                 $ 691,000
     Accrued expenses                         161,000                   239,000
     Notes payable, current portion           302,000                   228,000
     Deferred rent, current portion            36,000                    36,000
                                            ---------                 ---------
         Total current liabilities            957,000                 1,194,000


Convertible debentures                        629,000                   629,000
Deferred rent                               __222,000                   230,000
                                            ---------                 ---------
         Total liabilities                  1,808,000                 2,053,000
                                            ---------                 ---------


Shareholders' equity:
     Common stock; no par value, authorized
        75,000,000 shares; 20,236,919 and
        20,152,919 shares issued and out-
        standing at December 31, 1996 and
        June 30, 1996, respectively        20,768,000                20,754,000
     Accumulated deficit                  (20,607,000)              (20,024,000)
     Shareholder notes receivable            (162,000)                 (162,000)
                                            ---------                 ---------
        Total shareholders' equity             (1,000)                  568,000
                                            ---------                 ---------
            Total liabilities and
              shareholders' equity         $1,807,000                $2,621,000
                                            =========                 =========


                (See notes to consolidated financial statements.)

                             SOURCE SCIENTIFIC, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three and Six Months Ended December 31, 1996 and December 31, 1995
                                   (UNAUDITED)


                                          Three Months Ended              Six months Ended
                                             December 31                     December 31
                                        ----------------------           -----------------------
                                           1996          1995             1996             1995
                                        --------      --------           ---------     ---------

Product sales                          $ 390,000      $735,000         $ 1,223,000    $1,333,000
Research contract sales                   37,000        17,000              42,000        34,000
Service contract sales                   330,000       369,000             615,000       857,000
                                         -------     ---------           ---------     ---------
       Total net sales                   757,000     1,121,000           1,880,000     2,224,000
                                         -------     ---------           ---------     ---------

Cost of product sales                    320,000       483,000             987,000       938,000
Cost of research contract sales           22,000         8,000              24,000        16,000
Cost of service contract sales           223,000       210,000             391,000       434,000
                                         -------     ---------           ---------     ---------
       Total cost of sales               565,000       701,000           1,402,000     1,388,000
                                         -------     ---------           ---------     ---------

       Gross profit                      192,000       420,000             478,000       836,000

Selling, general and administrative      329,000       332,000             640,000       630,000
Research and development                 185,000       208,000             375,000       406,000
                                         -------     ---------           ---------     ---------
       Operating income (loss)          (322,000)     (120,000)           (537,000)     (200,000)
                                         -------     ---------           ---------     ---------

Interest, net                            (31,000)       10,000             (42,000)       11,000
                                         -------     ---------           ---------     ---------
       Net (loss)                      ($353,000)    ($130,000)          ($579,000)    ($211,000)
                                        ========      ========            ========      ========

Per common share net (loss)               ($0.02)       ($0.01)             ($0.01)       ($0.01)
                                           =====         =====               =====         =====

Weighted average number of
   common shares outstanding          20,220,435    15,401,000          20,220,435    15,401,000
                                      ==========    ==========          ==========    ==========


                (See notes to consolidated financial statements.)

                             SOURCE SCIENTIFIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Six Months Ended December 31, 1996 and December 31, 1995
                                   (UNAUDITED)

                                                     Six months Ended
                                                       December 31
                                               --------------------------------
                                                  1996                  1995
                                               --------                --------

Cash flows from operating activities
     Net income (loss)                        ($579,000)              ($212,000)
                                               --------                --------

     Adjustments to reconcile income to
       net cash used in operating activities
         Depreciation and amortization           22,000                  63,000

     Effect on cash of changes in operating
       assets and liabilities
         Accounts receivable                    478,000                 147,000
         Inventories                            185,000                (110,000)
         Other current assets and other assets   20,000                  (3,000)
         Accounts payable and accrued expenses (315,000)                 76,000
         Other liabilities                            0                  35,000
         Deferred rent                           (8,000)                (20,000)
                                                -------                 -------

              Total adjustments                 381,000                 188,000
                                                -------                 -------

              Net cash used in operating
                activities                     (197,000)                (24,000)
                                                -------                 -------

Cash flows from investing activities:
     Capital expenditures                        (9,000)                      0
                                                -------                 -------
         Net cash used in investing
           activities                            (9,000)                      0
                                                -------                 -------

Cash flows from financing activities:
     Change in Redeemable Series C
       Preferred Stock                                0                   3,000
     Change in common stock                      14,000                 117,000
     Proceeds from notes                         74,000                       0
     Payments or cancellation of notes                0                (127,000)
                                                -------                 -------
         Net cash provided by financing
           activities                            88,000                  (7,000)
                                                -------                 -------
Net increase (decrease) in cash and
  cash equivalents                             (118,000)                (31,000)

Cash and cash equivalents at beginning
  of period                                     162,000                  35,000
                                                -------                 -------
Cash and cash equivalents at end of period      $44,000                  $4,000
                                                 ======                   =====

Non Cash Transactions

   During the six months ended December 31, 1996, options with a value of $11,760 were exercised.


                (See notes to consolidated financial statements.)

                             SOURCE SCIENTIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              THREE AND SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995

NOTE 1 - INTERIM ACCOUNTING POLICY

The accompanying consolidated financial statements are unaudited, but in the opinion of the Management of Source Scientific, Inc. and its subsidiaries (the "Company"), such unaudited statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial position of the Company and its consolidated subsidiaries as of December 31, 1996, and the results of operations and changes in cash flow for the three-month and six-month periods ended December 31, 1996, and December 31, 1995. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three-month and six-month periods ended December 31, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - PER COMMON SHARE AMOUNTS

Per common share amounts are determined by dividing the weighted average number of common shares outstanding during the period by the relevant net loss. Fully diluted per share information is not included in this Report, as the effect would be anti-dilutive for the periods presented.

NOTE 3 -INVENTORIES:

Inventories are summarized as follows:
                                                   December 31,        June 30,
                                                        1996             1996
                                                   ------------      ----------

Raw materials                                       $   828,000      $  860,000
Work in process                                         151,000         322,000
Finished goods                                           99,000          71,000
                                                      ---------       ---------

   Net inventories                                   $1,078,000      $1,263,000
                                                      =========       =========

NOTE 4. NOTES PAYABLE:

Notes Payable consist of the following:            December 31,        June 30,
                                                      1996               1996
                                                   ------------      ----------
Note payable in the original principal
   amount of $180,000 dated September, 1995,
   to Biopool International ("Biopool"), bearing
   interest at 7% per annum until March 1996, at
   which time the rate increased to 8% per annum,
   unsecured, principal payments of $20,000 on
   each 15th day of the months July through
   November 1996; with a final principal payment
   of $30,000 together with interest of $6,034,
   due on December 15, 1996 (the "Biopool Note").
   On October 22, 1996, the Company paid the
   remaining principal balance and accrued interest
   in the amount of $75,589.                          $       0       $ 130,000

Note payable dated October 10, 1996, secured by
   accounts receivable, to Concord Growth
   Corporation, ("Concord")bearing interest
   at the initial rate of 11.0%                        $107,000       $       0

Accommodation Note payable dated October 10,
   1996, secured by inventory, to Concord,
   bearing interest at the initial rate of 11.0%       $151,000       $       0

Notes payable, unsecured, non-interest bearing
   and interest bearing at rates up to 10% per
   annum, with due dates ranging from July 1996
   to April 1997, certain of which are past due
   and are in technical default.                         44,000          98,000
                                                      ---------       ---------
                                                      $ 302,000       $ 228,000
                                                       ========        ========

NOTE 5.  CONVERTIBLE DEBENTURES:

Convertible Debentures consist of the following:
                                                    December 31,       June 30,
                                                        1996             1996
                                                    -----------      ----------
Convertible debentures, interest at 12% per annum
   payable annually, principal due on January 31,
   1998, payable to nine individuals unrelated to
   the Company and one individual owning more than
   10% of the Company's common stock, who is not an
   officer or director, convertible at any time
   into shares of the Company's common stock at
   the conversion price of $0.05 per share, with
   warrants attached to purchase one share of the
   Company's common stock at $0.25 per share.         $ 629,000       $ 629,000
                                                       ========        ========
   The Debentures were converted to equity on February 1, 1997. (See "Subsequent Events".)


ITEM 2. Management's Discussion and Analysis of Operations and Results of Operations

Results of Operations

     Comparison of 1996 to 1995, 3-month and 6-month periods ended December 31

     The following table shows the changes in operations between the 3-month and 6-month periods ended December 31, 1995 and December 31, 1996. During the second quarter ended December 31, 1996, sales declined by approximately 32.5% compared to the second quarter ended December 31, 1995. Sales also declined for the 6-month period ended December 31, 1996, by approximately 15.5% compared to the 6-month period ended December 31, 1995. For both the 3-month and 6-month periods, revenues declined due to delayed renewals of several manufacturing contracts and extended commencement dates for product service contracts with two major customers. The total back log of services and products were $2.7 million at December 31, 1995. During the period from 10/10/96 through 2/11/97, the Company generated sales orders of approximately $2.4 million, which increased the backlog to over $3 million as of February 3, 1997.

                                            3 MONTHS ENDED            3 MONTHS ENDED           CHANGE FROM
                                           DECEMBER 31, 1995        DECEMBER 31, 1996     DEC. 1995 TO DEC. 1996
                                       -----------------------   ---------------------    ----------------------
                                         (000's)       % of        (000's)      % of     (000's)        %
                                         Amount        Sales       Amount      Sales     Amount       Change
                                       -----------------------   ---------------------    -----------------------------

Net sales                              $1,121         100.0      $  757        100.0       ($364)       -32.5
Cost of goods sold                        701          62.5         565         74.6        (136)       -19.4
                                        -----         -----        ----        -----        ----        -----
      Gross profit                        420          37.5         192         25.4        (228)       -54.3
                                        -----         -----        ----        -----        ----        -----

Selling, general and administration       332          29.6         334         44.1           2          0.6
Research and  development                 208          18.6         185         24.4         (23)       -11.1
                                        -----         -----        ----        -----        ----        -----
      Total operating expenses            540          48.2         519         68.6         (21)        -3.9
                                        -----         -----        ----        -----        ----        -----

      Operating income (loss)            (120)        -10.7        (327)       -43.2        (207)      -172.5

Interest, net                              10           0.9          26          3.4          16        160.0
                                        -----         -----        ----        -----        ----        -----
      Net income (loss)                 ($130)        -11.6       ($353)       -46.6       ($223)       171.5
                                        =====         =====        ====        =====        ====


                                            6 MONTHS ENDED            6 MONTHS ENDED           CHANGE FROM
                                           DECEMBER 31, 1995        DECEMBER 31, 1996     DEC. 1995 TO DEC. 1996
                                       -----------------------   ---------------------    ----------------------
                                         (000's)       % of        (000's)      % of     (000's)        %
                                         Amount        Sales       Amount      Sales     Amount       Change
                                       -----------------------   ---------------------    -----------------------------
Net sales                              $2,224        100.0        1,880       100.0        ($344)     -15.5
Cost of goods sold                      1,388         62.4        1,402        74.6           14        1.0
                                        -----         -----        ----        -----        ----      -----
      Gross profit                        836         37.6          478        25.4         (358)     -42.8
                                        -----         -----        ----        -----        ----      -----

Selling, general and administration       630         28.3          645        34.3           15        2.4
Research and  development                 406         18.3          375        19.9          (31)      -7.6
                                        -----         -----        ----        -----        ----      -----
      Total operating expenses          1,036         46.6        1,020        54.3          (16)      -1.5
                                        -----         -----        ----        -----        ----      -----

      Operating income (loss)            (200)        -9.0         (542)      -28.8         (342)     171.0

Interest, net                              11          0.5           37         2.0           26      236.4
                                        -----         -----        ----        -----        ----      -----
      Net income (loss)                  $211)        -9.5        ($579)      -30.8        ($368)     -174.4
                                        =====         =====        ====        =====        ====


Net Revenues. Net revenues decreased by 32.5% during the quarter ended December 31, 1996 compared to the quarter ended December 31, 1995. Revenues also declined by 15.5% for the six-month period ended December 31, 1996 compared to the six-month period ended December 31, 1995. At the date of this Report, the recently obtained sales orders and resulting increase in the current backlog will commence generating revenues for the Company in the third and fourth fiscal quarters, although there can be no assurance that overall revenues will result in profitability for any specific quarter. On an ongoing basis, the Company has an average of 20 quotes submitted to potential customers to provide research and development, manufacturing and product service contracts, although there is no assurance such contracts will be awarded to the Company, or that in the event any such contracts are awarded, sufficient economic value will be realized to make a significant difference in the Company's profitability.

Cost of Revenues. The increase of cost of revenues as a percentage of revenues for the three-month period ending December 31, 1996, to 74.6%, compared to 62.5% for the three-month period ending December 31, 1995, was due to delayed commencement dates of new and renewal service and manufacturing contracts. The increase of cost of revenues as a percentage of revenues for the six-month period ending December 31, 1996, to 74.6%, compared to 62.4% for the six-month period ending December 31, 1995, was due to a large portion of raw materials and finished goods of the Alton Subsidiary's Lamda product line sold at standard cost as part of a settlement agreement with a previous customer; and due to the lower sales volume and a less profitable mix of products shipped and services provided by the Source Subsidiary, resulting in under-absorption of manufacturing overhead. Because average profit margins are greater on service contract revenues than on sales of manufactured products, the overall cost of goods sold for the quarter ended December 31, 1996, reflects an overall higher cost associated with the types of manufactured products sold during the period.

Operating Expenses. Total operating expenses increased as a percentage of revenues from 48.2% for the three month period ended December 31, 1995, to 68.6% for the three month period ended December 31, 1996, and from 46.6% for the six month period ended December 31, 1995, to 54.3% for the six month period ended December 31, 1996. Research and development costs for the six month period ended December 31, 1996, reflect costs to develop the Company's new product, PlateMate[TM]. Of the three major clinical chemistry trade shows and exhibits attended by the Company in the calendar year 1996, expenses for the two largest exhibits were incurred early in the six month period ended December 31, 1996. In addition, international travel related to major new business contributed to the higher costs.

Interest Expense. Interest costs increased in the three and six month periods ended December 31, 1996, compared to the same period last year due to the utilization of the new credit facility provided by Concord effective in October 1996.

Liquidity and Capital Resources and Plan of Operation

     The Company significantly improved its liquidity during the fiscal year ended June 30, 1996, due to convertible debentures issued by the Company in the aggregate amount of $629,000. Consistent with the repayment terms of the debentures, such amounts were considered long-term in the three and six month periods ended December 31, 1996. From January 31, 1997 through February 12, 1997, the debentures were converted to shares of common stock of the Company. (See "Subsequent Events".) Management continues to seek improvement of the Company's liquidity by: (i) restructuring old trade payables; (ii) offering discounts in exchange for progress payments; and (iii) negotiating facility cost reductions with a suitable tenant, or sub-leasing a portion of its space. The Company's Management continues to seek other cost reductions to enhance its operating income, although there can be no assurance that the Company will be successful in reducing costs through any of its intended methods for achieving improvements of the Company's liquidity.

     The Company's working capital decreased from $1,237,000 at June 30, 1996, to approximately $ 679,000 at December 31, 1996. The Company requires additional operating capital for its current operations. (See "Subsequent Events".)

     On October 10, 1996, the Company secured a line of credit with Concord at an initial variable interest rate of prime plus 2.75% for borrowings up to $1,000,000 based on 80% of the eligible accounts receivable. As of December 31, 1996, the Company had borrowed and aggregate of $259,000 against the line of credit and the Accommonmodation Note. Such funds were used to pay the balance of the principal and accrued interest of $75,589 on a promissory note due on March 28, 1996 (the "Biopool Note"), and provide operating capital.

     Pursuant to the terms and conditions of the 1996 A Debentures and 1996 B Debentures, their conversion price was adjusted downward from $0.053 and $0.08, respectively, to $0.05 per share of common stock issuable upon such conversion. The adjustment was due to the Company's inability to sustain profitability for the two consecutive quarters ended June 30 and September 30, 1996. On January 31, 1997, the debentures plus accrued interest to January 31, 1997, were converted to shares of common stock of the Company. (See "Subsequent Events".)

     The Company has continued its cost containment plan which included a further reduction in its workforce and a combination of certain job functions in the six month period ended December 31, 1996 and up to the date of this Report. The Company is seeking a sub-lease tenant for unoccupied space in the Company's facility although there can be no assurance the Company will be successful in acquiring a sub-tenant suitable under the conditions of a sub-lease which includes acceptance by the owners and property managers of the facility.

     The Company did not have any material commitments for capital expenditures as of December 31, 1996, or as of the date of this Report. The Company has no long term committments other than an annual lease obligaton of between $247,104 and $389,520 for its facility thorugh January 31, 2002.


                          PART II -- OTHER INFORMATION

ITEM 5.           Subsequent Events

     As reported in the Company's Report on Form 10-QSB for the period ended September 30, 1996, the Company was undertaking the registration on Form SB-2 (the "Registration") of certain of the Company's unregistered securities and Common Stock underlying the Company's debentures and warrants outstanding. Due to the Company's financial condition at December 31, 1996, the Company's management decided to postpone the registration of securities.

     In December 1996, the Company was given an extension of time to January 31, 1997, to correct certain of the Company's deficiencies pursuant to the listing requirements of Boston Stock Exchange (the "Exchange"). The Company's stock has been traded on the Exchange since 1989. Due to the Company's financial results as reported on Form 10-QSB for the period ended September 30, 1996, the Exchange notified the Company of its deficiency in shareholder equity, market value of the public float, and the required registration of additional shares of common stock with the Exchange. The Company has been unable to correct the deficiencies, and on February 4, 1997, the Exchange notified the Company of its application to remove the common stock of Source Scientific, Inc. from listing and registration, to be effective February 27, 1997. Trading of the Company's securities on the Exchange was suspended at the close of business on January 31, 1997. At the date of this Report, the Company's common stock is continues to be quoted on the Electronic Bulletin Board.

     On January 22, 1997, the Company obtained a second Accommodation Note from Concord, in the amount of $50,000, bearing interest at 11%, secured by inventory.

     From January 31, 1997, through February 12, 1997, the 1996 A Debentures and 1996 B Debentures in the aggregate of $629,000, plus accrued interest to January 31, 1997, were converted at $0.05 per share into an aggregate of 13,997,960 shares of Common Stock of the Company. In accordance with an agreement dated February 1996, with First Equity Capital Securities, Inc. ("First Equity"), relating to the sale and conversion of such debentures, a finder's fee in the form of 629,000 shares of common stock was issued to two principals of First Equity.

     On February 4, 1997, the Company entered into a non-binding letter of intent with Boston Biomedica, Inc. for the purchase of all assets and business and selected liabilities of the Company, subject to shareholder approval. Pursuant to the letter of intent, an Asset Purchase Agreement is expected to be signed by the parties on February 21, 1997, although there can be no assurance that the Asset Purchase Agreement will be executed on the specified date, if at all. The Closing Date is expected to be no later than April 30, 1997, although there can be no assurance that the due diligence process as specified in the Agreement, including shareholder approval, will be favorably concluded by that date, if at all.

     On February 6, 1997, the Company received a loan from Boston Biomedica, Inc. in the amount of $500,000 in the form of a Demand Note at the interest rate of 15% per annum, for operating capital. The proceeds of the loan were partially used to repay the Company's Accommodation Notes in the aggregate of $200,000 to Concord Growth, and to pay delinquent rent due.

ITEM 6.   Exhibits and representation on Form 8K

          (a) Exhibits:

              EX-10.34 Loan and security agreements between the Company and Boston Biomedica, Inc.

               EX-20.1 Application to the Securities and Exchange Commiss-ion from Boston Stock Exchange regarding withdrawal from listing and registration of the Company's Common Stock.

               EX-27 Financial Data Schedule (included in the transmittal of EDGAR document to the Securities and Exchange Commission)

               EX-99.1 News Release dated February 10, 1997, regarding the letter of intent by and between the Company and Boston Biomedica, Inc.

         (b)   Reports:

               None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

                                                    SOURCE SCIENTIFIC, INC.


                                                    By:   /S/RICHARD A. SULLIVAN
                                                       -------------------------
Date: 02-14-97                                          Richard A. Sullivan
                                                        President and Chief
                                                          Executive Officer



                                                    By:   /S/MOKHTAR A. SHAWKY
                                                       -------------------------
Date: 02-14-97                                          Mokhtar A. Shawky
                                                        Chief Financial Officer