Form 10QSB
period 1997-03-31
SOURCE SCIENTIFIC INC
filed 1997-05-16
CIK 312835

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                  Form 10-QSB

                               ------------------

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For  the  quarterly  period  ended March 31,  1997

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of May 16, 1997:

                              34,540,004
                              ----------

     Transitional  Small  Business Disclosure Format (Check one): Yes __ No X .

================================================================================

ITEM 1.  Financial Statements:

                    SOURCE SCIENTIFIC, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     As of March 31, 1997 and June 30, 1996


                                    MARCH 31, 1997             JUNE 30, 1996
                                    --------------             -------------

Current Assets:
     Cash and cash equivalents         $    73,000            $      162,000
     Accounts receivable, net              367,000                   791,000
     Inventories                         1,140,000                 1,263,000
     Other current assets                  152,000                   215,000
                                        ----------               -----------
              Total current assets       1,732,000                 2,431,000

Property and equipment, net                 68,000                    72,000
Excess of cost over fair value of net
   assets acquired, less accumulated
   amortization of$33,000 (March, 1997);
   $24,000 (June, 1996)                     57,000                    66,000
Other assets, net                           42,000                    52,000
                                       -----------               -----------
         Total assets                   $1,899,000                $2,621,000
                                         =========                 =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                    $ 373,000                 $ 691,000
     Accrued expenses                      175,000                   239,000
     Deferred revenue                       11,000                         0
     Customer deposit                       63,000                         0
     Notes payable, current portion        846,000                   228,000
     Deferred rent, current portion         35,000                    36,000
                                         ---------                 ---------
         Total current liabilities       1,503,000                 1,194,000


Convertible debentures                           0                   629,000
Deferred rent                              215,000                   230,000
                                         ---------                 ---------
         Total liabilities               1,718,000                 2,053,000
                                         ---------                 ---------


Shareholders' equity:
     Common stock; no par value,
        authorized 75,000,000 shares;
        34,540,004 and 20,152,919 shares
        issued and outstanding at March
        31, 1997 and June 30, 1996,
        respectively                    21,232,000                20,592,000
     Accumulated deficit               (21,051,000)              (20,024,000)
                                        ----------                ----------
         Total shareholders' equity        181,000                   568,000
                                        ----------                ----------
              Total liabilities and
                shareholders' equity    $1,899,000                $2,621,000
                                         =========                 =========


                (See notes to consolidated financial statements.)

                             SOURCE SCIENTIFIC, INC.
                           CONSOLIDATED STATEMENTS OF
              OPERATIONS For the Three and Nine Months Ended March
                           31, 1997 and March 31, 1996
                                   (UNAUDITED)



                                                                 Three Months Ended                 Nine Months Ended
                                                                        March 31                         March  31
                                                                ------------------------         ------------------------
                                                                 1996             1997              1996           1997
                                                                ---------      ---------         ----------    ----------
Product sales                                                   $ 438,000    $1,172,000          $1,661,000    $2,505,000
Research contract sales                                            20,000        28,000              62,000        62,000
Service contract sales                                            302,000       377,000             917,000     1,234,000
                                                                  -------   -----------         -----------     ---------
       Total Net revenues                                         760,000     1,577,000           2,640,000     3,801,000
                                                                  -------     ---------           ---------     ---------

Cost of product sales                                             397,000       706,000            1384,000     1,644,000
Cost of research contract sales                                    10,000        16,000              34,000        32,000
Cost of service contract sales                                    227,000       214,000             618,000       648,000
                                                                  -------       -------            --------     ---------
       Total cost of revenues                                     634,000       936,000           2,036,000     2,324,000
                                                                  -------       -------          ----------     ---------

       Gross profit                                               126,000       641,000             604,000     1,477,000

Selling, general and administrative                               327,000       333,000             967,000     1,098,000
Research and development                                          206,000       138,000             581,000       409,000
                                                                  -------       -------            --------       -------
       Operating income (loss)                                   (407,000)      170,000            (944,000)      (30,000)
                                                                  -------       -------             -------        ------

Interest, net                                                     (41,000)      (59,000)           (83,000)       (70,000)
                                                                ---------        ------           --------       --------
       Net income (loss)                                        ($448,000)     $111,000         ($1,027,000)    ($100,000)
                                                                  =======       =======           =========       =======


Per common share net income (loss)                                 ($0.02)        $0.01             ($0.03)        ($0.01)
                                                                     ====          ====               ====           ====

Weighted average number of
   common shares outstanding                                   29,519,238    18,096,000          29,519,238    18,096,000
                                                               ==========    ==========          ==========    ==========

                (See notes to consolidated financial statements.)

                             SOURCE SCIENTIFIC, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Nine Months Ended March 31, 1997 and March 31, 1996
                                   (UNAUDITED)

                                                                                      Nine months Ended
                                                                                           March 31
                                                                                 ---------------------------------
                                                                                    1997                    1996
                                                                                 ---------               ---------

Cash flows from operating activities
     Net income (loss)                                                         ($1,027,000)              ($100,000)
                                                                                 ---------                 -------

     Adjustments to reconcile income to net cash used
        in operating activities
         Depreciation and amortization                                              32,000                  97,000

     Effect on cash of changes in operating assets and liabilities
         Accounts receivable                                                       424,000                (341,000)
         Inventories                                                               123,000                 (82,000)
         Other current assets and other assets                                      73,000                 (62,000)
         Accounts payable and accrued expenses                                    (357,000)                (14,000)
         Other liabilities                                                          49,000                       0
         Deferred rent                                                             (16,000)                (10,000)
                                                                                    ------                  ------

              Total adjustments                                                    328,000                (412,000)
                                                                                   -------                 -------

              Net cash used in operating activities                               (699,000)               (512,000)
                                                                                   -------                 -------

Cash flows from investing activities:
     Capital expenditures                                                          (19,000)                (12,000)
                                                                                  --------                --------
         Net cash used in investing activities                                     (19,000)                (12,000)
                                                                                   -------                 -------

Cash flows from financing activities:
     Change in Redeemable Series C Preferred Stock                                       0                       0
     Issuance of common stock                                                       11,000                       0
     Proceeds from notes                                                           819,000                 373,000
     Payments or cancellation of notes                                            (200,000)                132,000
                                                                                  --------                 -------
         Net cash provided by financing activities                                 629,000                 505,000
                                                                                   -------                 -------

Net increase (decrease) in cash and cash equivalents                               (89,000)                (19,000)

Cash and cash equivalents at beginning of period                                   162,000                  35,000
                                                                                   -------               ---------

Cash and cash equivalents at end of period                                         $73,000                 $16,000
                                                                                    ======                  ======

Non Cash Transactions

   During the nine months ended March 31, 1997, debentures in the aggregate of $629,000 were converted to common stock.



                (See notes to consolidated financial statements.)

                             SOURCE SCIENTIFIC, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THREE AND NINE MONTHS ENDED MARCH 31, 1997 AND 1996

NOTE 1 - INTERIM ACCOUNTING POLICY

The accompanying consolidated financial statements are unaudited, but in the opinion of the Management of Source Scientific, Inc. and its subsidiaries (the "Company"), such unaudited statements include all adjustments consisting of normal recurring accruals necessary for a fair presentation of the financial position of the Company and its consolidated subsidiaries as of March 31, 1997, and the results of operations and changes in cash flow for the three-month and nine-month periods ended March 31, 1997, and March 31, 1996. Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The results of operations for the three-month and nine-month periods ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - PER COMMON SHARE AMOUNTS

Per common share amounts are determined by dividing the weighted average number of common shares and common share equivalents outstanding during the period by the relevant net loss.

NOTE 3 -INVENTORIES:

Inventories are summarized as follows:
                                                    March 31,        June 30,
                                                       1997           1996

Raw materials                                     $   826,000     $   860,000
Work in process                                       126,000         322,000
Finished goods                                        108,000          71,000
                                                  -----------     -----------

   Net inventories                                 $1,140,000      $1,263,000
                                                    =========       =========

NOTE 4. NOTES PAYABLE:

Notes Payable consist of the following:

                                                                                            March 31,         June 30,
                                                                                              1997              1996
                                                                                            --------         --------
Note payable in the original principal amount of $180,000 dated September, 1995, to Biopool International ("Biopool"),  bearing interest at 7% per annum until
   March  1996,  at which time the rate  increased  to 8% per annum,  unsecured, principal  payments  of $20,000 on each 15th day of the months  July  through
   November  1996;  with a final  principal  payment  of $30,000  together  with interest of $6,034, due on December 15, 1996 (the "Biopool Note"). On October
   22,  1996,  the  Company  paid the  remaining  principal  balance and accrued
   interest  in the amount of $75,589.                                                     $      0       $ 130,000

Note payable dated October 10, 1996, secured by accounts receivable,  to Concord
   Growth Corporation, ("Concord")bearing interest at the initial
   rate of 11.0%                                                                            169,000               0

Note payable  dated  February 6, 1997,  secured by the  Company's  inventory and equipment, to Boston Biomedica, Inc., ("BBI") bearing interest at the
   initial rate of 15%.                                                                     500,000               0





Note payable to BBI,  under the same terms and  conditions  as the Note  payable dated February 6, 1997, for additional funds received by
   the Company on March 17, 1997.                                                           150,000               0

Notes payable, unsecured,  non-interest bearing and interest bearing at rates up to 10% per annum, with due dates ranging from July 1996 to
   April 1997, certain of which are past due and are in technical default.                   27,000          98,000
                                                                                             ------         -------
                                                                                          $ 846,000       $ 228,000
                                                                                            =======         =======

NOTE 5.  CONVERTIBLE DEBENTURES:

Convertible Debentures consist of the following:
                                                                                           March 31,        June 30,
                                                                                             1996             1996
Convertible  debentures,  interest at 12% per annum payable annually,  principal due on January 31, 1998, payable to nine individuals unrelated to the Company and one individual owning more than 10% of the Company's common stock, who is not an officer or  director,  converted  to equity on  February  1, 1997 into shares of the
   Company's common stock at the conversion price of $0.05 per share.                        $    0       $ 629,000
                                                                                              =====        ========


ITEM 2. Management's Discussion and Analysis of Operations and Results of Operations

Results of Operations

   Comparison of 1996 to 1995, three-month and nine-month periods ended March 31

     The following table shows the changes in operations between the three-month and nine-month periods ended March 31, 1996 and March 31, 1997. During the third quarter ended March 31, 1997, sales declined by approximately 51.8% compared to the third quarter ended March 31, 1996. Sales also declined for the nine-month period ended March 31, 1997, by approximately 30.5% compared to the nine-month period ended March 31, 1996. For both the 3-month and 9-month periods, revenues declined due to delayed renewals of several manufacturing contracts and extended commencement dates for product service contracts with two major customers. The total backlog of services and products were $2,597,733 at March 31, 1997, compared to $2,594,504 at March 31, 1996. The current backlog of $2.5 million represents purchase orders scheduled to generate revenues during the next 12 to 18 months, although there can be no assurance that filling such purchase orders will prove profitable to the Company.

                                            3 MONTHS ENDED            3 MONTHS ENDED              CHANGE FROM
                                            MARCH 31, 1996            MARCH 31, 1997          MAR. 1996 TO MAR. 1997
                                       -----------------------------------------------------------------------------
                                           (000's)       % of         (000's)     % of          (000's)
                                           Amount     Revenues        Amount   Revenues          Amount        %
                                       -----------------------------------------------------------------------------
Net revenues                                $1,577         100.0      $  760        100.0       ($817)       -51.8
Cost of revenues                               936          59.4         634         83.4        (302)       -32.3
                                               ---          ----         ---         ----        -----       -----
      Gross profit                             641          40.6         126         16.6        (515)       -80.3
                                               ---          ----         ---         ----        ----        -----

Selling, general and administration            333          21.1         327         43.0          (6)        -1.8
Research and  development                      138           8.8         206         27.1          68         49.3
                                               ---           ---         ---         ----          --         ----
      Total operating expenses                 471          29.9         533         70.1          62         13.2
                                               ---          ----         ---         ----          --         ----

      Operating income (loss)                  170          10.8        (407)       -53.6        (577)      -339.4

Interest, net                                   59           3.7          41          5.4         (18)       -30.5
                                             -----          ----          --          ---         ----       -----
      Net income (loss)                       $111           7.0       ($448)       -58.9       ($559)      -503.6
                                              ====                     ======                   ======      ======


                                            9 MONTHS ENDED            9 MONTHS ENDED              CHANGE FROM
                                            MARCH 31, 1996            MARCH 31, 1997          MAR. 1996 TO MAR. 1997
                                       -----------------------------------------------------------------------------
                                                       % of                      % of
                                           Amount    Revenues        Amount    Revenues       Amount     % Change
                                       -----------------------------------------------------------------------------
Net revenues                                $3,801      100.0         $2,640     100.0         $1,161     -30.5
Cost of revenues                             2,324       61.1          2,036      77.1           (288)    -12.4
                                             -----       ----          -----      ----           ----      ----
      Gross profit                           1,477       38.9            604      22.9           (873)    -59.1
                                             -----       ----            ---      ----           -----    -----

Selling, general and administrative          1,098       28.9            967      36.6           (131)    -11.9
Research and  development*                     409       10.8            581      22.0            172      42.1
                                            ------       ----          -----      ----            ---      ----
      Total operating expenses               1,507       39.6          1,548      58.6             41       2.7
                                             -----       ----          -----      ----             --       ---

      Operating income (loss)                  (30)      -0.8           (944)    -35.8           (914)  3,046.7

Interest, net                                  (70)       1.8            (83)      3.1             13      18.6
                                               ---        ---            ---       ---            ---      ----
     Net (Loss)                               (100)      -2.6         (1,027)    -38.9           (927)    927.0
                                              ====                     ======                   ======    =====

Net Revenues. Net revenues decreased by 51.8% for the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996. Revenues also declined by 30.5% for the nine-month period ended March 31, 1997 compared to the nine-month period ended March 31, 1996. Revenues declined due to delayed renewal of several manufacturing contracts and extended commencement dates for product service contracts with two major customers. On an ongoing basis, the Company has an average of 20 quotes submitted to potential customers to provide research and development, manufacturing and product service contracts, although there is no assurance such contracts will be awarded to the Company, or that in the event any such contracts are awarded, sufficient economic value will be realized to make a significant difference in the Company's profitability.

Cost of Revenues. The cost of revenues as a percentage of revenues for the three-month period ending March 31, 1997, increased to 83.4%, compared to 59.4% for the three-month period ending March 31, 1996. The increase of cost of revenues as a percentage of revenues for the nine-month period ending March 31, 1997, to 77.1%, compared to 61.1% for the nine-month period ending March 31, 1996, was due to: (i) delayed commencement dates of new and renewal service and manufacturing contracts; (ii) a large portion of raw materials and finished goods of the Alton Subsidiary's Lamda product line sold at standard cost as part of a settlement agreement with a previous customer; and (iii) the lower sales volume and a less profitable mix of products shipped and services, resulting in under-absorption of manufacturing overhead. Because average profit margins are greater on service contract revenues than on sales of manufactured products, the overall cost of goods sold for the quarter ended March 31, 1997, reflects an overall higher cost associated with the types of manufactured products sold during the period.

Operating Expenses. Total operating expenses increased as a percentage of revenues from 29.9% for the three- month period ended March 31, 1996, to 70.1% for the three-month period ended March 31, 1997, and from 39.6% for the nine-month period ended March 31, 1996, to 58.6% for the nine-month period ended March 31, 1997. Research and development costs for the nine-month period ended March 31, 1997, reflect costs to develop the Company's new product, PlateMate(TM). Of the three major clinical chemistry trade shows and exhibits attended by the Company in the calendar year 1996, expenses for the two largest exhibits were incurred early in the nine-month period ended March 31, 1997. In addition, international travel related to major new business contributed to the higher costs.

Interest Expense. Interest costs decreased 30.5% in the three-month period ended March 31, 1997, compared to the same period last year due to a more favorable interest rate through the utilization of the new credit facility provided by Concord effective in October 1996. Interest charges increased 18.6% during the nine-month period ended March 31, 1997, compared to the same period last year due to a limited use of the Company's credit facility in the nine-month period ended March 31, 1996.

Liquidity and Capital Resources and Plan of Operation

         The Company's working capital decreased from $1,237,000 at June 30, 1996, to approximately $229,000 at March 31, 1997. To provide liquidity for the Company's operations during the fiscal year ended June 30, 1996, the Company issued convertible debentures (the "1996 Debentures") in the aggregate amount of $629,000; thereafter, on October 10, 1996, the Company secured a line of credit with Concord at an initial variable interest rate of prime plus 2.75% for borrowings up to $1,000,000 based on 80% of the eligible accounts receivable. During December 1996 and January 1997, the Company borrowed an additional aggregate of $250,000 from Concord on "accommodation notes" (the "Accommodation Notes"), secured by the Company's inventory, under the terms and conditions of the Company's October financing agreement with Concord. On February 6, 1997, the Company borrowed $500,000 from Boston Biomedica, Inc. ("BBI"), as set forth below.

         Effective February 1, 1997, the holders of the 1996 Debentures exercised their conversion rights at the then-current conversion price of $0.05 per share, plus interest accrued through and including January 31, 1997, and converted their 1996 Debentures with interest into shares of the Company's common stock. Pursuant to the terms and conditions of the 1996 Debentures, their conversion price had been adjusted downward from $0.053, as to the 1996 A Debentures, and $0.08, as to the 1996 B Debentures, to $0.05 per share of common stock, due to the Company's inability to sustain profitability for the two consecutive quarters ended June 30 and September 30, 1996.

         On February 6, 1997, the Company and BBI executed a letter of intent for the acquisition by a newly formed, wholly-owned subsidiary of BBI to acquire the Company's assets, to assume certain of the Company's liabilities, and to tender to the Company the sum of $2,144,000. Of such sum $250,000 is to be placed in a 12-month escrow in support of the Company's representations and warranties to BBI and its subsidiary and to act as an offset in the event that the Company's tangible net book value at closing is less than $500,000. The Company's board currently expects that virtually all of such to-be-escrowed funds will be returned to BBI's subsidiary because the Company's tangible book value is currently not expected to be materially in excess of $250,000 on the closing date.

         Concurrently with the execution of the letter of intent, BBI lent the sum of $500,000 to the Company (the "BBI Demand Note"). The BBI Demand Note, payable on demand, bears interest at the rate of fifteen percent (15%) per annum, and is secured by all of the Company's inventory and equipment. Concord, to facilitate repayment of the Accommodation Notes and the making of the BBI Demand Note, partially subordinated to BBI Concord's security interest in certain of the Company's assets that secured the remaining obligations to Concord. Upon the Company's receipt of the proceeds of the BBI Demand Note, it repaid the Accommodation Notes and paid delinquent rent due. On March 17, and April 14, 1997, BBI lent the Company an additional $150,000 and $100,000, respectively, on the same terms and conditions as the BBI Demand Note.

         On March 26, 1997, the Company, BBI, and its wholly-owned subsidiary, BBI-Source Scientific, Inc., executed the Asset Purchase Agreement. (See Item 5. Subsequent Events.) The Company's board of directors has determined that the opportunity provided through such transaction is the only viable alternative for the Company's shareholders to realize value for their shares. In reaching this conclusion, the board carefully considered a number of factors, including, among other things, the financial condition and working capital needs of the Company, its business and prospects. The board also considered the historical and recent market prices of the Company's common stock, including the effect of the delisting by the Boston Stock Exchange ("BSE") of the common stock, effective February 27, 1997, due to the Company's inability to correct deficiencies pursuant to the listing requirements. At the date of this Report, the common stock continues to be quoted on the Electronic Bulletin Board.

         In contemplation of the Asset Purchase Agreement, on February 19, 1997, the Company's loan agreement with Concord was amended to: (i) reduce the ratio of advances to accounts receivable from 80% to 70%; (ii) increase the interest rate to prime rate plus 5%; (iii) reduce the monthly minimum interest payment from $4,000 to $2,500; (iv) waive the early termination fee; and (v) extend the loan agreement to April 30, 1997. On April 29, 1997, due to the delay in completing the Asset Purchase Agreement, the loan agreement with Concord was amended to: (i) extend the loan agreement to July 31, 1997; (ii) reduce the maximum available credit to $500,000; and (iii) increase the monthly minimum interest payment of the loan back to $4,000 per month.

         Pursuant to the exercise of stock options in 1994 and acquisition of shares of common stock in the Company's 1990 reorganization, Mr. John Karsten (Director and former Chief Financial Officer of the Company) acquired 323,875 shares of common stock. As payment for the shares, Mr. Karsten issued notes to the Company in the aggregate amount of $161,937.50. The notes were collateralized under a security agreement between Mr. Karsten and the Company by the 323,875 shares. The board has determined that collectibility of the notes is doubtful and that a condition incident to the Asset Purchase Agreement requires the Company to retain funds incident to the costs of collection. Therefore, the board approved the cancellation of the notes and the return of 323,875 shares of common stock to the Company, effective February 20, 1997.

         The Company did not have any material commitments for capital expenditures as of March 31, 1997, or as of the date of this Report. The Company has no long-term commitments, other than an annual lease obligation of between $347,778 and $389,520 for its facility through January 31, 2002.


                          PART II -- OTHER INFORMATION

ITEM 5.           Subsequent Events

         The Company has filed a preliminary proxy statement with the Securities and Exchange Commission for a Special Shareholders Meeting, anticipated to be held on or about June 18, 1997. The shareholders will be asked to consider and vote upon a proposal to approve the Asset Purchase Agreement, for the acquisition of substantially all of the assets of the Company by BBI - Source Scientific, Inc., and the related transactions contemplated thereby, including the assumption of substantially all of the Company's liabilities and a cash payment to the Company, and thereafter a dissolution of the Company and distribution of its net remaining assets in cash to the Company's shareholders of record on the date of dissolution of the Company. The closing date of such acquisition and assumption is expected to be no later than June 30, 1997, although there can be no assurance that the Company's shareholders will approve such transactions or that the conditions precedent to the closing of such transactions will be performed or waived by the parties to the Asset Purchase Agreement.

         Because acceptable business combination transaction partners and alternative financing sources are not readily available to the Company, management is constrained in developing and implementing alternative proposals or business plans in the event the proposed Acquisition does not close. In such event, there can be no assurances that (i) the Company will not fail, (ii) BBI will not immediately demand repayment of the BBI Demand Note, (iii) the Company will be able to adhere to the payment terms of its lease and related agreements, and (iv) the Company will be able to repay its line of credit to Concord.

         As of May 12, 1997, the Company had borrowed an aggregate of $750,000 under the BBI Demand Note, and was indebted to Concord in the approximate amount of $189,000.


ITEM 6.  Exhibits and representation on Form 8K

   (a)   Exhibits:

          EX-10.34  Amendment to Loan Agreement, Amendment #2, February 14, 1997

          EX-10.35  Amendment to Loan Agreement, Amendment #3, April 30, 1997

          EX-27 Financial Data Schedule (included in the transmittal of EDGAR document to the Securities and Exchange Commission)

    (b)   Reports:
               Preliminary Proxy Statement, filed with the Securities and Exchange Commission on May 12, 1997, as File Number 1-8311, is incorporated by reference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

                                   SOURCE SCIENTIFIC, INC.

                                   By: /S/ RICHARD A. SULLIVAN
Date: 05-16-97                         Richard A. Sullivan
                                       President and Chief Executive Officer



                                   By: /S/ MOKHTAR A. SHAWKY
Date: 05-16-97                         Mokhtar A. Shawky
                                       Chief Financial Officer